Form 10-K
period 1997-12-31
TRILOGY GAMING CORP
filed 1998-10-06
CIK 94776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K


          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Fiscal Year Ended December 31, 1997       Commission File No. 0-6518



                   TRILOGY GAMING CORPORATION



State of Incorporation                    I.R.S. Employer Identification No.
  Delaware                                            87-0280129


                   1717 E. Bell Road, Suite 12
                     Phoenix, Arizona 85022
                    Telephone: (602) 788-5801



Securities Registered Pursuant to Section 12 (b) of this Act:



Title of Each Class                Name of Each Exchange on Which Registered
   None                                             None



Securities Registered Pursuant to Section 12 (g) of this Act:


 Title of Each Class              Name of Each Exchange on Which  Registered
Common Voting Stock,                                 None
Par Value $0.01 Per Share


Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission, and (2) has been subject to the filing requirements for at least the past ninety days.

                               Yes                            No

ITEM 1.   BUSINESS

The Company has the exclusive United States license for the Trilogy scratch tab game and is currently completing the development of its scratch tab. The Trilogy game shall be introduced with free promotional plays on the $2 and $5 Trilogy scratch tabs to stimulate sales for maximum performance and player appeal. The TRILOGY scratch tab game combines on the same Trilogy scratch tab (ticket), the two most familiar and popular state lottery games, the scratch ticket game and Lotto numbers game, hence the education process is minimized and the public should learn quickly, that with TRILOGY they could get more "bang for the buck".

The Company plans to market its Trilogy scratch tab game for added player promotion to Indian Gaming casinos, Indian
Gaming bingo halls, Charity Gaming organizations and State Lotteries and anticipates to earn 7 % +/- of the Trilogy scratch tab sales. Marketing will be pursued with commissioned representatives experienced in Indian, Charity and/or Lottery gaming. The Company and its marketing agents may be required to have gaming license.

ITEM 2.   SUMMARY OF OPERATIONS

The Company is in the business of marketing its products to Indian Gaming enterprises, Charitable Gaming entities and
State Lotteries in the United States. Gaming & Wagering magazine reported in 1995 in the United States: Indian
Reservation Gaming Revenues of 49 billion dollars, up 9.4% over the previous year, Charitable Gaming revenues of 9.8 billion dollars, up 9% over the previous year and State Lottery sales of 38.8 billion dollars, up 12% over the previous year.
Most Indian Gaming enterprises market bingo, pull-tabs, and video slot games. There are Charitable Gaming enterprises that market bingo, raffle and pull-tabs games. State lotteries market on-line lottery drawings, or numbers type games, scratch or instant type scratchier tickets games.

In July of 1996, the Company begun to take commitments for orders. The Company entered into an agreement with the St. Regis Mohawk Indian Tribe of NY for 1,500 Trilogy dispensers and also has a "Location Agreement of Intent" signed
7/25/1996 with Indian Tribal Authority for 1,000 Trilogy scratch tab dispensers

The Company plans to market its Trilogy scratch tabs to Indian Gaming enterprises. The Company entered into an agreement with the St. Regis Mohawk Indian Tribe of NY for 1,500 Trilogy dispensers and also has a "Location Agreement of Intent" signed 7/25/1996 with the St. Regis Mohawk Indian tribe located within the state of NY. The agreement provides in part that the "Company and or its authorized Distributor shall begin to deliver on or before 120 days after receipt of Class
II classification from either the State of New York or National Indian Gaming Commission three hundred (300) Trilogy tab dispensers to the TRIBE and from said dispensers, the TRIBE shall market TNAG's Trilogy scratch tabs on consignment from the Tribes Indian Reservation within the State of New York and 60 days after said 300 dispensers have been delivered, TGC shall deliver two hundred fifty (250) additional Trilogy dispensers per month until a total of one thousand five hundred (1,500) Trilogy dispensers have been delivered". No financing plan for the dispensers has been finalized as of this filing date of this report.

The Company plans to file with the St. Regis Tribe Gaming Commission on its Gaming Enterprise Registration Application form, the Company, its Distributor, if any, the Company's Trilogy scratch tab game, dispenser, communications, accounting and security specifications. The Tribal Gaming Commission has provided the Company with its Temporary Gaming
Registration form which states that the application is granted providing the application is complete and that the gaming application submitted to the St. Regis Gaming Commission is contracted to the New York State Racing and Wagering
Board, Gaming Unit to process such applications. Thereafter, the Company could be eligible to market its Trilogy dispensers and/or Trilogy tabs to the St. Regis Tribe and the Tribe could be eligible to market Trilogy scratch tab on its reservation.

Upon St. Regis Tribal casinos marketing Trilogy scratch tabs from 100 Trilogy Table Games and the Company adding 20 tables a month from operations for a total of 460 Trilogy tables on line by the end of 12 months, the Company anticipates
The first full 12 months of TRILOGY scratch tab sales to generate 84.1 million dollars in gross revenues with pre-tax operating earnings of 58.5 million dollars to the Company. The second full 12 months of scratch tab sales from 4,750 machines to generate 255 million dollars in gross Trilogy revenues with pre-tax operating earnings of 149 million dollars to the Company.

The Company is presently in the final development stage of design of its Class II designed electronic video visual ticket display pull tab game dispensing machines. The Company's initial plans are to market its Patented/Licensed Trilogy pull tab Progressive Mega Cash jackpot scratch tabs to Indian gaming casinos. Sales to Indian gaming casinos are targeted to begin in the later part of 1997.

The Company's 1 employee is the President of the Company, which is salary approved but as of 12/31/97 he has elected not to accept approved salary.

Registrant has announced its intention to provide supplemental information to its stockholders and other interested parties from time to time; and in all cases, the information contained herein must be read in light of subsequent information which may be issued, including but not limited to more recent financial statements herein contained are current as of their date, and are presumed to be "current" for a period of six months after their date, barring extraordinary circumstances. No inference can be drawn that the financial condition of the Registrant has not changed since the effective date of any financial statement contained herein.

Registrant has 1 employee, the Company President.

ITEM 3.                                                           PROPERTIES
     None.

ITEM 4.                                                           PARENTS AND
SUBSIDIARIES          None



ITEM 6.                                                           DECEASE IN
AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS           3,705,716

The Board of Directors and Mr. Wayne Mullins agreed to an amendment to the original technology license agreement effective date of July 9, 1993. This amendment reduced the initial number of shares issued for the license agreement from 5,000,000 common shares to 1,310,000. Therefore, the original stock certificate #1066 dated May 6, 1996 in the amount of 5,000,000 common shares was canceled and replaced with certificate
TG10003 in the amount of 1,310,000 common shares.

      ITEM 7. CHANGES IN SECURITIES & CHANGES IN SECURITY FOR REGISTERED SECURITIES
                                                          None.

ITEM 8.                                                 DEFAULTS UPON SENIOR
SECURITIES        None.

ITEM 9.                                                   APPROXIMATE NUMBER OF
EQUITY SECURITY HOLDERS

       Title of Class                    Number of Recordholders
       Common Stock  $0.001 Par Value       515 +/-

ITEM 10.                                                          SUBMISSION OF
MATTERS TO A VOTE OF SECURITY HOLDERS         None


ITEM 11.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

 Wayne Mullins, CEO/President & Director     Tom Burns, VP of Marketing
&Director
 Jim Pugh, COO/Treasure & Director Mark Michalko, Director
 Mike Maledon, CFO/Secretary & Director             Jim Holmes, Director   Bill
Seaton, Director
ITEM 12.  INDEMNIFICATION OF DIRECTORS AND OFFICERS

      Section 145 of the General Corporation Law of the State of Delaware provides that a corporation may indemnify any person who was or is a party or threatened to be made a party to any threatened, pending or completed actions, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that such person was or is a director, officer, employee or agent of the corporation, or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Such indemnity is to be against expenses, including attorney's fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by said person in connection with the action, suit or proceeding. Such indemnification is only allowed if the person acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the corporation, and with respect to any criminal action or proceeding, when the person had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by adverse judgment, order, settlement, conviction or plea of nolo contender or its equivalent does not create a presumption that the person did not act in good faith or in a manner opposed to the best interest of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful. A corporation, under Section 145 of the General Corporation Law of the State of Delaware, also has power to indemnify any person who was or is a party or threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that such person was a director, officer, employee, or agent of such corporation or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Such indemnification shall be against expenses, including attorney's fees, actually and reasonably incurred by such party in connection with the defense or settlement of such acts of suit. Again, the indemnification is only granted if the person acted in good faith and in manner he reasonably believed to be in or not opposed to the best interests of the corporation. However, no indemnification may be made with respect to any claims, issue or matter as to which such person was adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation, unless a court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, such person is fairly and reasonably entitled to indemnity.

Under Delaware law to the extent that a director, officer, employee or agent of a corporation was successful on the merits or otherwise in the defense of any action, suit or proceeding, or in the defense of any claim, issue or matter therein, he shall be indemnified against expenses, including reasonable attorney's fees, actually and reasonably incurred by him in connection therewith. Any indemnification otherwise than previously mentioned shall be made by the corporation only as authorized in the specific case upon the determination by the Board of Directors by a majority vote of a quorum consisting of directors who are not parties to the action, suit or proceeding, that the director, officer, employee or agent acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. If a quorum of disinterested directors is not obtainable or if such a quorum directs, indemnification may only be had if independent legal counsel in a written opinion indicates that the person to be indemnified acted in good faith in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe that his conduct was unlawful. In addition to the indemnification by vote of the Board of Directors, or by written opinion of legal counsel, the stockholders may also authorize indemnification.
Under Delaware Law, expenses incurred in defending a civil or criminal action, suit or proceeding, may be paid by the corporation in advance of the final disposition of the action, suit or proceeding if authorized by the Board of Directors upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it is ultimately determined the indemnification is not proper.

Delaware Law also provides that its provision shall not be deemed exclusive of other rights granted under any by-law, vote of stockholders or otherwise.

The Registrant's Articles of Incorporation substantially follow the above provisions of Delaware Law. However, the Articles of Incorporation of Registrant excepts indemnification in relation to matters to which the party claiming indemnification was adjudged in an action, suit or proceeding to be liable for negligence or misconduct in the performance of his duties. The Article also limit indemnification to exclude amounts paid to the corporation in settlement of an action, suit or proceeding unless court approval is first obtained and also excludes amounts, including attorney's fees, paid in defending such action, suit or proceeding brought by or in the right of the corporation which is settled without court approval. The Articles of Incorporation adopt that provision of the Delaware Law giving an absolute right to indemnification in the event the person seeking the indemnification is wholly successful on the merits or otherwise with respect to any such claim, suit or proceeding of any nature.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS FILED

      (A) Financial Statements.

          (1)   Report of Certified Public Accountants on Schedules as of
12/31/97.
           (I)  Audited Balance Sheet ending 12/31/97
          (II)  Audited Statement of Operations from 1/1/1989 to 12/31/97
          (III) Audited Statement of Changes in Shareholders Equity as of
12/31/97
          (1V) Audited Statement of Common Stock issued from 1/1/1989 ending 12/31/97
               (V) Audited Statement of Cash Flows from 1/1/1989 ending 12/31/97
               (VI) Notes to Financial Statements ending 12/31/97 (consisting of 12 Notes)
               (VII)    EXHIBIT A  (Copy of Amended #4  License Agreement)

      (B) No reports on Form 8-K have been filed during any quarter from 10-1-77 to 9-31-97.

         ITEM 14.  PRINCIPAL SECURITY HOLDERS AND SECURITY HOLDERS OF
MANAGEMENT

              (A) Voting Securities owned of record or beneficially in excess of five percent (10%) of the issued and outstanding stock of Registrant.

             (1)             (2)         (3)        (4)       (5)
          Title of Class Name and Address           Type of  Amount   Percent
                                         Ownership  Owned    of Class

          Common Voting  Wayne Mullins   Restrictive         1,265,000     54.7%
          Stock Par Value          1717 E. Bell Rd, # 12
          $0.01 Per share          Phoenix, AZ 85022

          (B) Equity Securities of the Registrant beneficially owned directly or indirectly by all directors and officers of the Registrant as a group.

          (1)                        (2)                       (3)
      Title of Class           Amount Beneficially Owned    Percent of Class
      Common Voting Stock           1,375,260               59.5%
      Par Value $0.01 Per share

ITEM 15.  DIRECTORS OF THE REGISTRANT

WAYNE MULLINS, DIRECTOR       age 61  From March 1966 to present, CEO and
President of Registrant.
From June 1993 to March 1996 served as CEO and President of Trilogy Gaming Corporation, a Nevada
Corporation. From March 1989 to March 1993 served as President of International Lottery Productions Ltd.,
a Delaware corporation.  Snyder High School,  Snyder, Texas    1953

JIM HOLMES, DIRECTOR,    age 55  From July 1991 to the present Independent
state, foreign lottery
consultant and Indian Gaming Consultant. From April 1987 to July 1991, GAMMA INTERNATIONAL, LTD.
100 Decker Court, Suite 280, Irving, Texas 75062. Executive Vice-President of Marketing directing the company's satellite network marketing program connection Indian Gaming reservations "Mega-Bingo games" played on Indian reservations.

Mr. Holmes consultants with lotteries world wide including lottery start-ups and marketing lottery products to state lotteries. Mr. Holmes consults with financial principals and Indian tribal reservations relating to Indian gaming on Indian lands. Bachelor of Science Degree West Point 1965 Master of Science degree, M.F, Central
Missouri State University,  Warrenburg, Missouri  1977

JIM PUGH, DIRECTOR age 42 Byron James International, Inc. 1993 to present, Principal. Specializing in
management consulting, financial planing and tax accounting.   Microtest, Inc.,
Director of Worldwide
Manufacturing from 1991 to 1993, Comptroller 1990 to 1993. Motorola, Inc., Central Operations Comptroller from 1986 to 1990. AICPA Certified as CPA, State Of Arizona 1990. MBA, University of Phoenix 1988. APICS
Certified as CPIM, 1983.  BBA in Accounting, East Texas State University, 1978.


MICHAEL J. MALEDON  DIRECTOR,      age 47  MALEDON & ASSOCIATES INC., 1986 to
present,
Principal. Established in 1986 to provide part time controller and chief financial officer services to companies that do not wish to fill these positions on a full-time basis. MALEDON & associates are business financial
consultants and not a CPA firm.   Mr. Maledon has over fifteen years experience
in financial and business
management with an emphasis on manufacturing and service organizations. Prior to forming Maledon &
Associates, Inc. Mr. Maledon held senior financial & controller management positions with American Express,
American Hospital Supply Corporation, and Bally Manufacturing. B. B.- Accounting,, Loyola University,
Chicago, Ill. 1974. CPA, 1980

TOM BURNS, DIRECTOR,     age 58  Private consultant sales and marketing June
1995 to present.  American
West Airlines, Phoenix, Arizona, April 1985 to June 1995, Senior Vice President of marketing. Education
(degrees, school, and dates): St. Rita High School; Chicago, ILL., Harper College, Palatine, ILL.

MARK MICHALKO, DIRECTOR  age 43 GAMMA INTERNATIONAL, LTD.   June, 1987 to
November, 1989,   100 Decker Court,  Suite 280, Irving, Texas  75062.
President and CEO.  Directing the
company's satellite network marketing program connection Indian Gaming reservations "Mega-Bingo games"
played on Indian reservations.   THE QUANTUM ORIGINATION INC., 2249 Del Mar
Scenic Pkwy, Del Mar,
CA 92014, December 1989 to present, CEO and President, Directing the company's consultation to state
lotteries.   International Lottery & Totalizator Systems Inc., 2131 Faraday
Avenue, Carlsbad, California, March
1994 to present, Executive Vice President and Director. :Jurist Doctor Law degree, Cleveland-Marshall Collage
of Law,  1980:      B. A. Degree,  John Caroll University,   1976

BILL SEATON, DIRECTOR    age 69  GAMMA INTERNATIONAL, LTD.,   July 1987  to
November 1989.
100 Decker Court,  Suite 280,  Irving, Texas 75062.   Vice-President of
marketing for the company in its satellite
network marketing program connection Indian gaming reservations "Mega-Bingo games" played on Indian reservations. THE QUANTUM ORIGINATION Inc., 2249 Del Mar Scenic Pkwy, Del Mar, CA 92014,
December 1989 to present, Vice President of marketing including consulting with state lotteries, developing and marketing of the company's proprietary TV interactive gaming concept. High School, McKinley High School,
Cedar Rapids,  Iowa   1946

At Registrants special meeting held on March 5, 1996, the above named Directors were elected and shall hold office until his successor shall have been elected and qualified.
ITEM 16.   REMUNERATION OF DIRECTORS AND OFFICERS
       Name of             Capacity in which      Aggregate direct
        Individual         remuneration received  remuneration

       Wayne Mullins       President              $22,000 +/-

       Jim Pugh            Chief Operating Officer     $6,000 +/-

Amounts disbursed were for services rendered to the Company.

The Registrant has no annuity, pension or retirement benefits proposed to be paid to any of its officers or directors.  There is no existing plan for the payment of such benefits.
ITEM 17.  OPTIONS GRANTED TO MANAGEMENT TO PURCHASE SECURITIES.          None

ITEM 18.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
     (A) No Director, Officer or person holding an excess of ten percent (10%) of the outstanding securities of the Registrant, or any relative or spouse of any such persons or relative or spouse of such person, had any interest in any transactions or presently proposed transactions to which the Registrant was a party, except Registrants patent licensor Wayne Mullins (see exhibit A attached hereto) who is a
     Director and Officer of Registrant.

     (B) No Director or Officer of the Registrant or associate of any such Director or Officer has been indebted to the Registrant from 12/ 31/ 1996 to 12/ 31/ 1997.

     (C) There were no transactions since the beginning of the Registrant's last fiscal year (December 31,
     1996), and are presently no proposed transactions wherein any retirement, saving or other similar plan will be provided by the Registrant to any person.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


             DATED this 15th day of September 1998.


                   Trilogy Gaming Corporation












                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                             DECEMBER 31, 1997



                             TABLE OF CONTENTS

                                                        Page No.


INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . .                1

FINANCIAL STATEMENTS

       Balance Sheet . . . . . . . . . . . . . . . . . . . . .                2

       Statement of Operations . . . . . . . . . . . . . . . .                3
 . . . . . .

       Statement of Changes in Shareholders' Equity. . . . . .                4

       Statement of Common Stock Issued. . . . . . . . . . . .                5

       Statement of Cash Flows . . . . . . . . . . . . . . . .                6

       Notes to Financial Statements . . . . . . . . . . . . .             7 -
12













                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Trilogy Gaming Corporation
Phoenix, Arizona

We have audited the accompanying balance sheet of Trilogy Gaming Corporation (a development stage company) as of
December 31, 1997, and the related statements of operations, changes in shareholders' equity, common stock issued and cash flows for the year then ended and for the period from January 1, 1989 (date of inception of development) to December
31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
 We believe that our audit provides a
reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trilogy Gaming Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year then ended and from January 1, 1989 (date of inception of development) to December 31, 1997, in conformity with generally accepted accounting principles.



Moffitt & Company, P.C.

August 18, 1998
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                             DECEMBER 31, 1997


                                  ASSETS

CURRENT ASSETS
       Cash
  $                 785

OTHER ASSETS
       Deferred tax assets (Note 3)
            0

         TOTAL ASSETS                                                   $
          785

                   LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES                                                             $
            0

REDEEMABLE PREFERRED STOCK (NOTE 8)
     0
       Non-cumulative, non-voting shares
          Par value $0.01 per share
          Authorized 5,000,000 shares
          Issued and outstanding - 0 shares


SHAREHOLDERS' EQUITY
       Capital stock
          Preferred stock, convertible, non-cumulative voting shares
            (Note 7)
            Par value $0.01 per share
            Authorized 5,000,000 shares
            Issued and outstanding - 3,690 shares                       $
           37
          Common stock, par value $0.001 per share
            Authorized 75,000,000 non-cumulative voting shares
            Issued and outstanding 2,309,527 shares
        2,309
       Paid in capital in excess of par value of stock
              1,193,673
       Retained earnings (deficit)                          ( 477,376)

       Deficit accumulated during the development stage
     ( 717,858)

            TOTAL SHAREHOLDERS' EQUITY
                    785

            TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                                         $
         785

                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                 FOR THE YEAR ENDED DECEMBER 31, 1997 AND
       THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                           TO DECEMBER 31, 1997


    January 1, 1989

        (Date of

      Inception of
                                                       Year Ended
                    Development)
                                                        December
                     to December
                                                        31, 1997
                      31, 1997

REVENUE                                        $          0        $
          0

DEVELOPMENT COSTS                                      ( 74,748)
                     ( 717,858)

NET (LOSS)                                           $        ( 74,748)       $
                     ( 717,858)

NET LOSS PER COMMON SHARE

       Basic                                         $         0.032


       Diluted                                       $         0.012

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic                                                     2,299,177

       Diluted                                                5,989,177


                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEAR ENDED DECEMBER 31, 1997



                                 Preferred Stock
                                  (Convertible)                      Common
Stock
                              Shares              Amount
  Shares                        Amount

BALANCE, JULY 1, 1997                3,690     $          37
2,288,327    $                    2,097


ISSUANCE OF COMMON
   STOCK


       For services rendered                   0                 0
             6,200                            62
       For cash                          0                 0            15,000
                         150

NET (LOSS) FOR THE
   YEAR ENDED
   DECEMBER 31, 1997                     0                 0                 0
                           0

                                     3,690     $          37
2,309,527    $                    2,309






                   Paid in                                           Deficit
                   Capital                                         Accumulated
                  in Excess                  Retained
During the
                    of Par                   Earnings
Development
                Value of Stock               (Deficit)
Stage




             $            1,151,135    $           ( 447,376)        $
      ( 643,110)




                         7,688                    0                       0
                        34,850                    0                       0



                             0                    0                ( 74,748)

             $            1,193,673    $           ( 477,376)        $
      ( 717,858)

                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF COMMON STOCK ISSUED
       THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                           TO DECEMBER 31, 1997


         Date            Number
        Shares                    of Shares                               Price
                    Total
        Issued                      Issued         Consideration
Per Share                Consideration

       01/01/89                         49,985,211 Balance at date of inception

                                            of development
       03/01/96                            494,684 Balance after 100-1
                                            reverse stock split
       05/05/96                          1,596,893 Merger of International
                                            Lottery Productions LTD.
       03/27/96                             40,000 Cash                   $
      1.25    $         50,000
       04/04/96                              8,000 Cash
      1.25              10,000
       07/08/96                             10,000 Cash
      1.25              12,500
       08/12/96                             78,750 Royalties

       08/16/96                             16,000 Cash
      1.25              20,000
       11/08/96                             12,000 Cash
      1.25              15,000
       11/14/96                              4,000 Cash
      1.25               5,000
       11/18/96                              8,000 Cash
      1.25              10,000
       12/02/96                             20,000 Cash
      1.25              25,000
       03/10/97                              8,000 Cash
      1.25              10,000
       06/18/97                              3,600 Commission
      1.25               4,500
       06/18/97                              2,000 Office rent
                     1.25                              2,500
       06/18/97                                600 Legal fees
      1.25                 750
       09/18/97                              3,000 Cash
      5.00              15,000
       11/06/97                              4,000 Cash
      2.50              10,000

                                2,309,527
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CASH FLOWS
                 FOR THE YEAR ENDED DECEMBER 31, 1997 AND
       THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                           TO DECEMBER 31, 1997


    January 1, 1989

        (Date of

      Inception of
                                                       Year Ended
                    Development)
                                                        December
                     to December
                                                        31, 1997
                      31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                       $         ( 74,748)
        $                     ( 717,858)


          NET CASH (USED) BY OPERATING
             ACTIVITIES                                     ( 74,748)
                    ( 717,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Deferred start up costs                                40,533
                    ( 477,376)

          NET CASH (USED) BY INVESTING
             ACTIVITIES                                       40,533
                    ( 477,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of company stock
                       35,000                     1,196,019

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                       35,000
                    1,196,019

NET INCREASE IN CASH                                             785
                          785

CASH BALANCE AT BEGINNING OF PERIOD                  0                   0

CASH BALANCE AT END OF PERIOD                        $           785     $
                          785

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW

       Interest paid                                    $                0
        $                             0

       Taxes paid                                                        0
                                      0

NON CASH INVESTING AND FINANCING
   ACTIVITIES
       Issuance of company stock for services                            $
                        7,750    $                        0
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997


             NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

             Nature of Business

                          Trilogy Gaming Corporation was incorporated in the
State of Delaware for the primary business
             purpose of selling its Trilogy scratch tab/lotto type tickets on consignment and administering the progressive jackpots and communication systems.

                          Accounting Estimates

                          Management uses estimates and assumptions in
preparing financial statements in accordance with
             generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

                          Cash Equivalents

                          For purposes of the statement of cash flows, the
company considers all highly liquid debt instruments
             purchased with a maturity of three months or less to be cash equivalents.

                          Income Taxes

                          The company accounts for income taxes on an asset and
liability approach to financial accounting.
             Deferred income taxes and liabilities are computed annually for the difference between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

                          Net Loss Per Share

                          Net loss per common share is computed by dividing net
loss by the weighted average number of
             shares outstanding during the period.
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997


             NOTE 2       DEVELOPMENT STAGE OPERATIONS

                          As of December 31, 1997, the company was in the
development stage of operations.  According to
             the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

                          FAS-7 requires that all development costs be expensed
during the development period.  The company
             expensed $74,748 of development costs for the year ended December 31, 1997 and $717,858 from
             January 1, 1989 (date of inception of development) to December 31, 1997.

             NOTE 3       DEFERRED TAX ASSET

                          The deferred tax asset arises from the difference
between the accounting for development stage costs.
             For financial statement purposes, development stage costs are expensed as incurred. For tax purposes, these expenses are capitalized and will be amortized over 60 months once operations begin.

                          The components of the deferred tax asset are as
follows:

                  Deferred tax asset                          $
  345,000

                  Less valuation allowance
            345,000

                        Net deferred asset                          $
                  0

             NOTE 4       PRIVATE PLACEMENT OFFERING

                          In 1997, the company conducted a private placement
through qualified investors.  The total proceeds
             received relating to the offering were $35,000.

                          In 1998, the company conducted an additional private
placement through qualified investors.  The
             private placement was for 98 units, priced at $10,000 per unit. Each unit is for:
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997


             NOTE 4       PRIVATE PLACEMENT OFFERING (CONTINUED)

                  5,000 common voting shares and either:

                                                           a.                 1
Series A warrant to purchase on or before June 30, 1999, 5,000 common voting shares for the price of $3.00 per share
and

                                            1 Series B warrant to purchase on
or before December 31, 1999, 5,000 common
                      voting share for the price of $7.00 per share or

                                                           b.                 1
redeemable preferred non-voting share

                          Generally Accepted Accounting Principles require that
the proceeds from the sale of common stock
             with warrants and or preferred redemption rights should be allocated to the common stock, warrants and preferred stock based upon the fair market value of each financial instrument. Since the company is in the development stage, management believes that only the common stock has a market value and has allocated all of the sales proceeds to the common stock.

NOTE 5       LICENSING AGREEMENT

                          The company has a licensing agreement with the
company's Chief Executive Officer for the exclusive
             right to use the officer's patents and trade marks for the Trilogy lotto game.

                          The agreement provides that the Chief Executive
Officer will receive the following:

                                       A. 1,310,000 common voting shares of
stock
                                       B. 3,690 shares of convertible preferred
shares
                                       C. Minimum royalty payments of $100,000
beginning in the year 1999

                          The term of the agreement is for one year plus
renewable one year options.

                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997


             NOTE 6       BEARER ROYALTY CERTIFICATES

                          The company has issued 61 five year Trilogy Lotto
royalty interests.  The royalty units will receive
             a 6% minimum royalty payment for two years plus a five year royalty of .01% of pre tax income.
             Payments begin the first year the company receives gross profits and royalty earnings payments from each state lottery marketing the Trilogy Lotto game.

NOTE 7       CONVERTIBLE PREFERRED STOCK

                          As part of the licensing agreement described in
footnote number 5, the Chief Executive Officer
             received 3,690 shares of convertible, non-cumulative voting preferred shares of stock. These shares are convertible at the rate of one preferred share for 1,000 common shares for a total of 3,690,000 common shares.  There is no expiration date on this option.

             NOTE 8       REDEEMABLE PREFERRED STOCK

                          Regulation S-X of the Securities and Exchange
Commission states that preferred stock subject to
             mandatory redemption requirements must be presented separately in the balance sheet and not be included in the shareholders' equity section. The non-cumulative, non-voting shares have a redemption value of $10,000 payable from 25% of the company's quarterly pre-tax earnings as a preferred stock dividend. When the preferred stock dividends paid under this formula equals $10,000 per unit, the preferred unit shares will be terminated on the books of the company.

                          At December 31, 1997, the company had not issued any
common stock with preferred share options.

NOTE 9       INCENTIVE QUALIFIED EMPLOYEE STOCK OPTION PLAN

                          The company has adopted an incentive qualified
employee stock option plan.  The plan is designed
             for key employees and will be administered by the Compensation Committee of the Board of
             Directors and/or the company's Chief Executive officer. The plan will provide that employee options granted by the company are vested in the employee after services have been performed or after one year of full time employment and may be Exercised after the options are vested and prior to the termination date of the vested option.  The options are
exercisable for $1.25 per share and each option shall be vested for services performed for the company or after one year as a full time employee of the company.

                          The company has not granted any options as of
December 31, 1997 or August 18, 1998.

NOTE 10      EXECUTIVE EMPLOYMENT AGREEMENTS

                          On May 1, 1998, the company entered into two
employment agreements with the Chief Executive
             Officer and the President. The terms of the agreements commence on May 1, 1998 and end on
             December 31, 1998. The agreements automatically renew annually on December 31 of each year, unless canceled by the Board of Directors.

                          The annual salary of each executive is $104,000.
However, the Board of Directors has the discretion
             to defer this salary until operating earnings are adequate.

NOTE 11      AUTOMOBILE OPERATING LEASE

                          The company has leased a 1998 Jeep Grand Cherokee.
The lease began on March 31, 1998 and
             terminates on March 30, 2001. The monthly lease payments are $398 plus Arizona sales tax.

                          Future minimum lease payments are as follows:

                  December 31, 1998    $            3,978
                  December 31, 1999                 4,776
                  December 31, 2000                 4,776
                  December 31, 2001                   792

                                       $           14,322
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997


NOTE 12      SUBSEQUENT EVENTS

                          From January 1, 1998 to August 18, 1998, the company
issued 174,000 shares of common stock for
             $300,000 allocated as follows:

              Common stock with warrants -            105,000 shares for     $
           210,000
              Common stock with preferred shares -              69,000 shares
for                     90,000


                                                           174,000 $
 300,000

                          The company is contingently liable to redeem the
$90,000 of preferred stock from 25% of future pre-
             tax earnings.

                          On March 16, 1998, the company issued a corporation
officer 50,000 shares of common stock, valued
             at $1.25 per share, for prior services rendered.


   By: ________________________________
   Wayne Mullins, President