Form 10-Q
period 1998-03-31
TRILOGY GAMING CORP
filed 1998-10-07
CIK 94776

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


                       QUARTERLY REPORT
                Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934



For the Quarter Ended March 31, 1998             Commission File No. 0-6518


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



 Title of Each Class             Name of Each Exchange on Which  Registered
Common Voting Stock,                                 None
Par Value $0.001 Per Share

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission, and (2) has been subject to the filing requirements for at least the past ninety days.

                               Yes                             No

                            BUSINESS

The Company has the exclusive United States license for the Trilogy scratch tab game and is currently in development its scratch tab. The Trilogy game shall be introduced with free promotional plays on the $2 and $5 Trilogy scratch tabs to stimulate sales for maximum performance and player appeal. The TRILOGY scratch tab game combines on the same
Trilogy scratch tab (ticket), the two most familiar and popular state lottery games, the scratch ticket game and Lotto numbers game, hence the education process is minimized and the public should learn quickly, that with TRILOGY they could get more "bang for the buck".

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

ITEM 1.    THE NATURE OF BUSINESS, PRODUCTS AND SERVICES

The Company is in the business of marketing its products to Indian gaming enterprises, Charitable gaming entities and
State Lotteries in the United States. Gaming & Wagering magazine reported in 1995 in the United States: Indian
Reservation Gaming Revenues of 49 billion dollars, up 9.4% over the previous year, Charitable Gaming revenues of
9.8 billion dollars, up 9% over the previous year 1996 and State Lottery sales of 38.8 billion dollars, up 12% over the previous year 1996. Most Indian Gaming enterprises market bingo, pull-tabs, and video slot games. There are Charitable Gaming enterprises that market bingo, raffle and pull-tabs games. State lotteries market on-line lottery drawings, or numbers type games, scratch or instant type scratchier tickets games.

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

Upon St. Regis Tribal casinos marketing Trilogy scratch tabs from 100 Trilogy Table Games and the Company adding
50 dispensers a month from operations for a total of 460 Trilogy Table games on line by end of 12 months, the Company anticipates The first full 12 months of TRILOGY scratch tab sales to generate
84.1 million dollars in gross revenues with pre-tax operating earnings of 58.5 million dollars to the Company.

The Company is presently in the final development stage of design of its Class II designed Table game with video visual display The Company's initial plans are to market its Patented/Licensed Trilogy pull tab Progressive Mega Cash jackpot scratch tabs to Indian gaming casinos. Sales to Indian gaming casinos are targeted to begin in the later part of 1998.

The Company's 1 employee is the President of the Company, which is salary approved but as of 9/30/97 he has elected not to accept approved salary.

ITEM 2.                                                          LEGAL
PROCEEDINGS             None.

ITEM 3.                                                          CHANGES IN
SECURITIES          None

ITEM 4.                                                          CHANGES IN
SECURITY FOR REGISTERED SECURITIES          None.

ITEM 5.                                                          DEFAULTS UPON
SENIOR SECURITIES                        None.

ITEM 6.                                                          DECEASE IN
AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS            None

ITEM 7.                                                          INCREASES IN
AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS

Name        # of Common     # of Preferred          Date    Consideration
Mike Maledon   7,300            00        1/8/98    Executive Services
Ron Brownell   8,000            00        1/8/98    $1.25 per share
SHG Holding Inc.                50,000    50        1/8/98  $1.25 per share
Robert Rettig  8,000            10        3/26/98   $1.25 per share
Andrew Alex    3,120            00        3/16/98   Legal services
John Doherty   1,120            00        3/16/98   Office Rent
Phyllis Albrecgt                5,000     00        3/16/98 Management services
Mike Maledon   50,000           00        3/16/98   Executive services
William Daniels                 2,500     00        3/16/98 Consulting fee
Total          135,040          60

(See Notes to Financial Statements Equity section.). These securities were issued by the Company pursuant to a Private placement agreement as having been issued to persons who had access to the books and records of the Company and who took the Company's securities for investment only and assurance to the Company that investor had no present intention of selling or otherwise disposing of said securities, except in compliance with the Securities Act of 1933, as amended. These shares were issued by the Company in reliance upon exemption provided in Section 4(2) of the Securities Act of 1993, as amended,

ITEM 8.                                                          SUMMATION OF
MATTERS TO A VOTE OF SECURITY HOLDERS          None.

ITEM 9.                                                          OTHER
MATERIALLY IMPORTANT EVENTS
The Company appointed Executive Registrar & Transfer Agency, Inc, 3145 W. Lewis Ave. Suite 200,
Phoenix, Arizona 85009 as the designated transfer agent for the Company.

ITEM 10.                                                         EXHIBITS AND
REPORTS ON FORM 10-Q

                            Independent Auditors Compilation Report
          (I)  Balance Sheet 3/31/1998
          (II) Statement of Cash Receipts and Disbursements for the 3 months ended 3/31/98
          (III)     Schedule Of Common Stock as of 3/31/1998
          (IV)      Notes To Financial Statements

No reports on Form 8-K have been filed during any quarter from 01/1/77 to 3/31/1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized
This report is dated this 15th day of September, 1998.



Trilogy Gaming Corporation by _____________________________ Wayne Mullins, as its President







                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                              MARCH 31, 1998



                             TABLE OF CONTENTS

                                                        Page No.


ACCOUNTANTS' REPORT  . . . . . . . . . . . . . . . . . . . . .                1

FINANCIAL STATEMENTS

       Balance Sheet . . . . . . . . . . . . . . . . . . . . .                2

       Statement of Operations . . . . . . . . . . . . . . . .                3
 . . . . . .

       Statement of Changes in Shareholders' Equity. . . . . .                4

       Statement of Common Stock Issued. . . . . . . . . . . .                5

       Statement of Cash Flows . . . . . . . . . . . . . . . .                6

       Notes to Financial Statements . . . . . . . . . . . . .             7 -
11










                            ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders
Trilogy Gaming Corporation
Phoenix, Arizona

We have compiled the accompanying balance sheet of Trilogy Gaming Corporation as of March 31, 1998, and the related statements of operations, changes in shareholders' equity, common stock issued and cash flows for the three months then ended and for the period from January 1, 1989 (date of inception of development) to March 31, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


Moffitt & Company, P.C.

September 1, 1998
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                              MARCH 31, 1998


                                  ASSETS

CURRENT ASSETS
       Cash
  $              49,375

OTHER ASSETS
       Deferred tax assets (Note 3)
            0

         TOTAL ASSETS                                                   $
       49,375

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES


       Deposit on stock                                                      $
        4,000

REDEEMABLE PREFERRED STOCK (NOTE 8)
     0
       Non-cumulative, non-voting shares
          Par value $0.01 per share
          Authorized 5,000,000 shares
          Issued and outstanding - 6 shares


SHAREHOLDERS' EQUITY
       Capital stock
          Preferred stock, convertible, non-cumulative voting shares
            (Note 7)
            Par value $0.01 per share
            Authorized 5,000,000 shares
            Issued and outstanding - 3,690 shares                       $
           37
          Common stock, par value $0.001 per share
            Authorized 75,000,000 non-cumulative voting shares
            Issued and outstanding 2,407,527 shares
        2,407
       Paid in capital in excess of par value of stock
              1,304,076
       Retained earnings (deficit)                          ( 477,376)

       Deficit accumulated during the development stage
     ( 783,769)

            TOTAL SHAREHOLDERS' EQUITY
                 45,375

            TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                                         $
       49,375
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
       THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                             TO MARCH 31, 1998


    January 1, 1989

        (Date of
                                                        Three
      Inception of
                                                      Months Ended
        Development)
                                                        March
       to March
                                                        31, 1998
                 31, 1998

REVENUE                                        $          0        $
          0

DEVELOPMENT COSTS                                      ( 65,911)
                ( 783,769)

NET (LOSS)                                           $        ( 65,911)       $
                ( 783,769)

NET LOSS PER COMMON SHARE

       Basic                                         $         0.018

       Diluted                                       $         0.011

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic                                                     3,690,000

       Diluted                                                6,049,194


                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS MARCH 31, 1998



                                 Preferred Stock
                                  (Convertible)                      Common
Stock
                              Shares              Amount
  Shares                        Amount

BALANCE, JANUARY 1, 1998             3,690     $          37
2,309,527    $                    2,309


ISSUANCE OF COMMON
   STOCK


       For services rendered                   0                 0
            50,000                            50
       For cash                                     0                  0
                      48,000                       48
       Less commission paid                    0                 0
                 0                             0


NET (LOSS) FOR THE THREE
   MONTHS ENDED
   MARCH 31, 1998                        0                 0                 0
                           0

                                     3,690     $          37
2,407,527    $                    2,407






                   Paid in                                           Deficit
                   Capital                                         Accumulated
                  in Excess                  Retained
During the
                    of Par                   Earnings
Development
                Value of Stock               (Deficit)
Stage



             $            1,193,673    $           ( 447,376)        $
      ( 717,858)




                        62,450                    0                       0
                        59,953                    0                       0
                           ( 12,000)                   0
    0



                             0                    0                ( 65,911)

             $            1,304,076    $           ( 477,376)        $
      ( 783,769)

                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF COMMON STOCK ISSUED
       THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                             TO MARCH 31, 1998


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
       05/05/96                          1,596,893 Merger of International
                                            Lottery Productions LTD.
       03/27/96                             40,000 Cash                   $
      1.25    $         50,000
       04/04/96                              8,000 Cash
      1.25              10,000
       07/08/96                             10,000 Cash
      1.25              12,500
       08/12/96                             78,750 Royalties

       08/16/96                             16,000 Cash
      1.25              20,000
       11/08/96                             12,000 Cash
      1.25              15,000
       11/14/96                              4,000 Cash
      1.25               5,000
       11/18/96                              8,000 Cash
      1.25              10,000
       12/02/96                             20,000 Cash
      1.25              25,000
       03/10/97                              8,000 Cash
      1.25              10,000
       06/18/97                              3,600 Commission
      1.25               4,500
       06/18/97                              2,000 Office rent
                     1.25                              2,500
       06/18/97                                600 Legal fees
      1.25                 750
       09/18/97                              3,000 Cash
      5.00              15,000
       11/06/97                              4,000 Cash
      2.50              10,000
       01/08/98                              8,000 Cash
      1.25              10,000
       03/01/98                             50,000 Services
      1.25              62,500
       03/24/98                             40,000 Cash
      1.25              50,000

                                2,407,527
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
       THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                             TO MARCH 31, 1998


    January 1, 1989

        (Date of
                                                        Three
      Inception of
                                                      Months Ended
        Development)
                                                        March
       to March
                                                        31, 1998
                 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                    $        ( 65,911)       $
                ( 783,769)

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                       ( 65,911)
                ( 783,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Deferred start up costs                            0
       ( 513,376)

          NET CASH (USED) BY INVESTING
             ACTIVITIES                                          0
                ( 513,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of company stock
110,501                     1,306,520
       Deposit on stock                                        4,000
                   4,000

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                        114,501
                  1,346,520

NET INCREASE IN CASH                                     48,590
                  49,375

CASH BALANCE AT BEGINNING OF PERIOD                                   785
                               0

CASH BALANCE AT END OF PERIOD                  $         49,375          $
                  49,375

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW

       Interest paid                                 $           0       $
                     0

       Taxes paid                                                0
                     0

NON CASH INVESTING AND FINANCING
   ACTIVITIES
       Issuance of company stock for services                      $
         62,500        $              70,250
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 1998


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

                          Net Loss Per Share

                          Net loss per common share is computed by dividing net
loss by the weighted average number of shares
             outstanding during the period.
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 1998


             NOTE 2       DEVELOPMENT STAGE OPERATIONS

                          As of March 31, 1998, the company was in the
development stage of operations.  According to the Financial
             Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

                          FAS-7 requires that all development costs be expensed
during the development period.  The company expensed
             $65,911 of development costs for the three months ended March 31, 1998 and $783,769 from January 1, 1989
             (date of inception of development) to March 31, 1998.

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

                          The components of the deferred tax asset are as
follows:

                  Deferred tax asset                          $
  370,000

                  Less valuation allowance
            370,000

                        Net deferred asset                          $
                  0

             NOTE 4       PRIVATE PLACEMENT OFFERING

                          In 1997, the company conducted a private placement
through qualified investors.  The total proceeds received
             relating to the offering were $35,000.

                          In 1998, the company conducted an additional private
placement through qualified investors.  The private
             placement was for 98 units, priced at $10,000 per unit. Each unit is for:
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 1998


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
redeemable preferred non-voting share

                          The net proceeds from this offering at March 31, 1998
is $48,000.

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

                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 1998


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

                          At March 31, 1998, the company was contingently
liable to redeem $60,000 of preferred stock from 25% of
             pre-tax earnings.

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

                          The company has not granted any options as of March
31, 1998 or September 1, 1998.

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

                          Future minimum lease payments are as follows:

                  March 31, 1999       $            4,776
                  March 31, 2000                    4,776
                  March 31, 2001                    3,576

                                       $           13,128