Form 10-Q
period 1998-06-30
TRILOGY GAMING CORP
filed 1998-10-07
CIK 94776

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


                       QUARTERLY REPORT
                Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1998              Commission File No. 0-6518


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

                               Yes                             No

                            BUSINESS

The Company has the exclusive United States license for the Trilogy scratch tab game and is currently in development of its scratch tab. The Trilogy game shall be introduced with free promotional plays on the $2 and $5 Trilogy scratch tabs to stimulate sales for maximum performance and player appeal. The TRILOGY scratch tab game combines on the same Trilogy scratch tab (ticket), the two most familiar and popular state lottery games, the scratch ticket game and Lotto numbers game, hence the education process is minimized and the public should learn quickly, that with TRILOGY they could get more "bang for the buck".

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

Upon St. Regis Tribal casinos marketing Trilogy scratch tabs from 100 Trilogy Table Games and the Company adding
50 Tables a month from operations for a total of 460 Trilogy Table Games on line by end of 12 months, the Company anticipates The first full 12 months of TRILOGY scratch tab sales may generate
80.0 +/- million dollars in gross
revenues with pre-tax operating earnings of 55.0 +/- million dollars to the Company.

The Company is presently in the final development stage of design of its Class II designed electronic video visual ticket display pull tab Table game The Company's initial plans are to market its Patented/Licensed
Trilogy pull tab Progressive Mega Cash jackpot scratch tabs to Indian gaming casinos. Sales to Indian gaming casinos are targeted to begin in the later part of 1998.

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

ITEM 3.                                                          CHANGES IN
SECURITIES          None

ITEM 4.                                                          CHANGES IN
SECURITY FOR REGISTERED SECURITIES          None.

ITEM 5.                                                          DEFAULTS UPON
SENIOR SECURITIES                        None.

ITEM 6.                                                          DECEASE IN
AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS            None

ITEM 7. INCREASES IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS 76,000 Shares

Name       # of Common shares             # of Preferred shares  Date
Consideration
Hill & Usher   16,000           0         5/6/98    $1.25 per share
N. Taddiken    5,000            0         5/12/98   $2.00 per share
Jackl Company  5,000            0         5/13/98   $2.00 per share
Gary Thorson   5,000            0         5/13/98   $2.00 per share
Howard Claxdon 5,000            0         5/13/98   $2.00 per share
Colin Miller   5,000            0         5/13/98   $2.00 per share
Greg Anderson  5,000            0         5/14/98   $2.00 per share
Jon Telleen    15,000           0         5/14/98   $200 per share
Karen Devito   5,000            0         5/15/98   $200 per share
Randi Dryer    5,000            0         5/26/98   $2.00 per share
Jackl Company  5,000            0         6/10/98   $2.00 per share
Total          76,000           0

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

ITEM 9.                                                          OTHER
MATERIALLY IMPORTANT EVENTS
The Company is working on a new pull tab/card table game that will feature 9 jackpots. The inventor of the game is Wayne Mullins (inventor of the Company's present licensed Trilogy pull tab game). The Company will hold the exclusive U.S. rights to Mr. Mullins new invention. The New Trilogy 9 jackpot tab/card table game should be ready for market during the last quarter of 1998.

ITEM 10.                                                         EXHIBITS AND
REPORTS ON FORM 10-Q

          (I)  Balance Sheet 6/30/1998
          (II) Statement of Cash Receipts and Disbursements for the 3 months ended 6/30/98
          (III)     Schedule Of Common Stock as of 6/30/1998
          (IV)      Notes To Financial Statements

No reports on Form 8-K have been filed during any quarter from 01/1/77 to 6/30/1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized
This report is dated this 15th day of September, 1998.


Trilogy Gaming Corporation by _____________________________ Wayne Mullins, as its President





































                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                               JUNE 30, 1998


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
11
















                            ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders
Trilogy Gaming Corporation
Phoenix, Arizona

We have compiled the accompanying balance sheet of Trilogy Gaming Corporation as of June 30, 1998, and the related statements of operations, changes in shareholders' equity, common stock issued and cash flows for the six months then ended and for the period from January 1, 1989 (date of inception of development) to June 30, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


Moffitt & Company, P.C.

September 1, 1998
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                               JUNE 30, 1998


                                  ASSETS

CURRENT ASSETS
       Cash
  $              70,531

OTHER ASSETS
       Deferred tax assets (Note 3)                 $               0
       Receivable, Shared User Network Services
        8,161

         TOTAL OTHER ASSETS
        8,161

          TOTAL ASSETS                                                  $
       78,692

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES


       Deposit on stock                                                      $
        4,000

REDEEMABLE PREFERRED STOCK (NOTE 8)
     0
       Non-cumulative, non-voting shares
          Par value $0.01 per share
          Authorized 5,000,000 shares
          Issued and outstanding - 8 shares


SHAREHOLDERS' EQUITY
       Capital stock
          Preferred stock, convertible, non-cumulative voting shares
            (Note 7)
            Par value $0.01 per share
            Authorized 5,000,000 shares
            Issued and outstanding - 3,690 shares                       $
           37
          Common stock, par value $0.001 per share
            Authorized 75,000,000 non-cumulative voting shares
            Issued and outstanding 2,483,527 shares
        2,483
       Paid in capital in excess of par value of stock
              1,426,500
       Retained earnings (deficit)                          ( 477,376)

       Deficit accumulated during the development stage
     ( 876,952)

            TOTAL SHAREHOLDERS' EQUITY
                 74,692

            TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                                         $
       78,692
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
       THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                             TO JUNE 30, 1998


    January 1, 1989

        (Date of
                                                         Six
      Inception of
                                                      Months Ended
        Development)
                                                          June
                  to June
                                                        30, 1998
                 30, 1998

REVENUE                                        $          0        $
          0

DEVELOPMENT COSTS                                      ( 159,094)
                ( 876,952)

NET (LOSS)                                           $      ( 159,094)        $
                ( 876,952)

NET LOSS PER COMMON SHARE

       Basic                                         $         0.065

       Diluted                                       $         0.026

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic                                                  2,439,026

       Diluted                                                6,129,026


                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS JUNE 30, 1998



                                 Preferred Stock
                                  (Convertible)                      Common
Stock
                              Shares              Amount
  Shares                        Amount

BALANCE, JANUARY 1, 1998             3,690     $          37
2,309,527    $                    2,309


ISSUANCE OF COMMON
   STOCK


       For services rendered                   0                 0
            50,000                            50


For cash                                            0
          0                       124,000                      124
       Less commission paid                    0                 0
                 0                             0


NET (LOSS) FOR THE SIX
   MONTHS ENDED
   JUNE 30, 1998                         0                 0                 0
                           0

                                     3,690     $          37
2,483,527    $                    2,483






                   Paid in                                           Deficit
                   Capital                                         Accumulated
                  in Excess                  Retained
During the
                    of Par                   Earnings
Development
                Value of Stock               (Deficit)
Stage



             $            1,193,673    $           ( 477,376)        $
      ( 717,858)




                        62,450                    0                       0
                       182,377                    0                       0
                           ( 12,000)                   0
    0



                             0                    0               ( 159,094)

             $            1,426,500    $           ( 477,376)        $
      ( 876,952)

                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF COMMON STOCK ISSUED
       THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                             TO JUNE 30, 1998


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
       05/05/96                          1,596,893 Merger of International
                                            Lottery Productions LTD.
       03/27/96                             40,000 Cash                   $
      1.25    $         50,000
       04/04/96                              8,000 Cash
      1.25              10,000
       07/08/96                             10,000 Cash
      1.25              12,500
       08/12/96                             78,750 Royalties

       08/16/96                             16,000 Cash
      1.25              20,000
       11/08/96                             12,000 Cash
      1.25              15,000
       11/14/96                              4,000 Cash
      1.25               5,000
       11/18/96                              8,000 Cash
      1.25              10,000
       12/02/96                             20,000 Cash
      1.25              25,000
       03/10/97                              8,000 Cash
      1.25              10,000
       06/18/97                              3,600 Commission
      1.25               4,500
       06/18/97                              2,000 Office rent
                     1.25                              2,500
       06/18/97                                600 Legal fees
      1.25                 750
       09/18/97                              3,000 Cash
      5.00              15,000
       11/06/97                              4,000 Cash
      2.50              10,000
       01/08/98                              8,000 Cash
      1.25              10,000
       03/01/98                             50,000 Services
      1.25              62,500
       03/24/98                             40,000 Cash
      1.25              50,000
       05/06/98                             16,000 Cash
      1.25              20,000
       05/12/98                              5,000 Cash
      2.00              10,000
       05/13/98                             20,000 Cash
      2.00              40,000
       05/14/98                             20,000 Cash
      2.00              40,000
       05/15/98                              5,000 Cash
      2.00              10,000
       05/26/98                              5,000 Cash
      2.00              10,000
       06/10/98                              5,000 Cash
      2.00              10,000

                                2,483,527
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
       THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                             TO JUNE 30, 1998


    January 1, 1989

        (Date of
                                                         Six
      Inception of
                                                      Months Ended
        Development)
                                                          June
                  to June
                                                        30, 1998
                 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                    $      ( 159,094)        $
                ( 876,952)

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                     ( 159,094)
                ( 876,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Deferred start up costs                            0
       ( 477,376)
       Receivable, Shared User Network Services
       ( 8,161)                      ( 8,161)

          NET CASH (USED) BY INVESTING
             ACTIVITIES                                      ( 8,161)
                ( 485,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of company stock
        233,001                       1,429,020
       Deposit on stock                                        4,000
                   4,000

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                        237,001
                  1,433,020

NET INCREASE IN CASH                                     69,746
                  70,531

                                     CASH BALANCE AT BEGINNING OF PERIOD
                     785                                  0

CASH BALANCE AT END OF PERIOD                  $         70,531          $
                  70,531

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW

       Interest paid                                    $                0
        $                        0

       Taxes paid                                                        0
                                 0

NON CASH INVESTING AND FINANCING
   ACTIVITIES
       Issuance of company stock for services                            $
                  62,500    $                   70,250
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1998


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

                          Net Loss Per Share

                          Net loss per common share is computed by dividing net
loss by the weighted average number of shares
             outstanding during the period.
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1998


             NOTE 2       DEVELOPMENT STAGE OPERATIONS

                          As of June 30, 1998, the company was in the
development stage of operations.  According to the Financial
             Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

                          FAS-7 requires that all development costs be
expressed during the development period.  The company
             expressed $159,094 of development costs for the six months ended June 30, 1998 and $876,952 from January
             1, 1989 (date of inception of development) to June 30, 1998.

             NOTE 3       DEFERRED TAX ASSET

                          The deferred tax asset arises from the difference
between the accounting for development stage costs.  For
             financial statement purposes, development stage costs are expressed as incurred. For tax purposes, these expenses are capitalized and will be amortized over 60 months once operations begin.

                          The components of the deferred tax asset are as
follows:

                  Deferred tax asset                          $
  407,000

                  Less valuation allowance
            407,000

                        Net deferred asset                          $
                  0

             NOTE 4       PRIVATE PLACEMENT OFFERING

                          In 1997, the company conducted a private placement
through qualified investors.  The total proceeds received
             relating to the offering were $35,000.

                          In 1998, the company conducted an additional private
placement through qualified investors.  The private
             placement was for 98 units, priced at $10,000 per unit. Each unit is for:
                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1998


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
redeemable preferred non-voting share

                          The net proceeds from this offering at June 30, 1998
is $124,000.

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

                        TRILOGY GAMING CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1998


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

                          At June 30, 1998, the company was contingently liable
to redeem $60,000 of preferred stock from 25% of pre-
             tax earnings.

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

                          The company has not granted any options as of June
30, 1998 or September 1, 1998.

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

                          Future minimum lease payments are as follows:

                  June 30, 1999        $            4,776
                  June 30, 2000                     4,776
                  June 30, 2001                     2,382

                                       $           11,934