Form 10KSB
period 1998-12-31
TRILOGY GAMING CORP
filed 1999-07-30
CIK 94776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended December 31, 1998 Commission File No. 0-6518


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

    Yes   x         No

The Issuer^s Revenue for the most recent fiscal year was         $  00.00

As of December 31, 1998 there were 2,850,127 shares of Common Stock, .001 Par Value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There is no annual report, proxy statement, or prospectus to incorporate by reference.
PART I

     ITEM 1.  BUSINESS OF THE COMPANY

The name of the Company is Trilogy Gaming Corporation, incorporated in the State of Delaware on 3/7/1972.


The Company's address is 1717 E. Bell  Road, Suite 12,  Phoenix, Arizona 85022
(602) 7885801.

The Company  is a public Trading company.   The Company^s trading symbol listed
with the National Association of Securities Dealers Automated Quotation (^NASDAQ^) System , on the Bulletin Board, is ^TGGC^. As a reporting company, the Company intends to furnish its shareholders with annual reports containing financial statements and may distribute other information from time to time.

All outstanding Common Shares, excluding control persons holding 10% or more of the common stock of the Company and all restricted shares, are eligible to be sold in the open market. Sales of substantial amounts of common stock of the Company in a public market, may have a depressive effect on the market price of the common stock.



THE COMPANY'S AUTHORIZED CAPITAL

75,000,000 Common noncumulative voting shares, par value $0.001 per share, 5,000 Preferred noncumulative voting shares, par value $0.01 per share
5,000 Preferred noncumulative, nonvoting shares, par value $0.01 per share Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Holders of common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore after preferred dividend payments have been paid to the Preferred shares.

BUSINESS OF THE COMPANY

The Company has from the patent owner, who is the CEO, President and majority shareholder of the Company, the exclusive license for the United States to patent # 5,158,293 (referred to in this document as the Trilogy progressive jackpot tab/lotto type game) and patent #2,128,150 for the trade name ^Trilogy^ and the ^ Game with Multiple Incentives and Multiple Levels of Game Play and combination Lottery Game^ With Time of Purchase Win Progressive Jackpot^ .

The Company has a contract for 100 Trilogy pull tab bingo game tables with the St Regis Mohawk Tribe located in the State of New York. The contract provides in part that: the Company shall begin to deliver the first 10 of 100 tables on
or before December 31, 1998.    Beginning after the first 10 tables become
operational, the Company shall deliver 10 tables per month until all 100 tables have been delivered. Prior to December 31, 1998, the Company begin delivering
the first ten tables and components pursuant to the Agreement.    The Company
plans to market 30 additional tables per month to additional Indian gaming locations until the Company^s first marketing goal of 440 tables are placed on line by the end of the first twelve months of operation.

The first 100 tables will be given to the St Regis Indian Casino at no cost to them. The Company will sell the tables to additional Indian Casinos that sign future contracts with TGC.

The operations of the Company ending 12/31/1998 was financed by selling part of the 98 Units for 480,000 common shares of the Company^s common stock for $2 per share, for $980,000. Each Unit is for $10,000 for 5,000 common shares for $2 per share and (1) one non detachable series A warrant to purchase on or before 6/31/99, 5,000 common shares for $3 per share and (1) one non detachable series B warrant to purchase on or before 12/31/99, 5,000 common shares for $7 per share. As of 12/31/98 the Company had sold 62.5 said Units for $625,000. The Units were sold by Private placement to accredited investors only. With the successful placement of all 98 Units, the Company could finance the first 10 Trilogy pull tab bingo game tables for delivery and the on line game communications operation system to the St Regis Mohawk Tribe pursuant to the St Regis Mohawk 100 Trilogy table game Agreement.
The Company plans to finance 90 additional tables by offering a 20% Revenue Share interest in the first 20 Trilogy pull tab bingo game tables for three years for $1,150,000 by private placement to accredited investors only. The final price and structure of the Unit has not been set by the Company as of 12/31/1998.

The Company also has a contract for 1,500 Trilogy pull tab video dispensers with the St. Regis Mohawk Indian Tribe located in thew State of New York. That agreement provides in part that the ^Company shall begin to deliver on or before 120 days after receipt of Class II classification from either the State of New York or National Indian Gaming Commission three hundred (300) Trilogy tab dispensers to the TRIBE and from said dispensers, the TRIBE shall market TNAG^s Trilogy scratch tabs on consignment from the Tribes Indian Reservation within the State of New York and 60 days after said 300 dispensers have been delivered, TGC shall deliver two hundred fifty (250) additional Trilogy dispensers per month until a total of one thousand five hundred (1,500) Trilogy dispensers have been delivered^. The Company plans to pursue final development of its Trilogy video pull tab dispenser and seek classification sometime in later 1999. No financing plan for the video dispensers has been finalized as of this filing date of this report.

The Law firm of Snell & Wilmer of Phoenix, AZ has given its legal opinion to the Company that the Trilogy multiple jackpot game is a Class II game pursuant to the definitions set forth by the United States Congress to NIGC and has submitted the Company^s Trilogy scratch tab game to the NIGC for Class II classification or Class II use. The Company cannot state the length of NIGC classification review process.

The Company plans to file with the St. Regis Tribe Gaming Commission on its Gaming Enterprise Registration Application form, the Company^s Trilogy scratch tab bingo game and table dispenser, communications, accounting and security specifications as a Class II pull tab game pursuant to rules stated by NIGC.

The ST. Regis Tribal Gaming Commission has also provided the Company with its Temporary Gaming Registration form regarding the Trilogy video pull tab dispensers, which states that the application is granted providing the application is complete and that the gaming application submitted to the St. Regis Gaming Commission is contracted to the New York State Racing and Wagering Board, Gaming Unit to process such applications. Thereafter, the Company could be eligible to market its Trilogy video pull tab dispensers to the St. Regis Tribe from which the Tribe could be eligible to market Trilogy pull tab scratch game on its reservation.

SUMMARY PATENT LICENSE AGREEMENTS

Wayne Mullins, the Company's CEO, President and Director, owns patent # 5,158,293 ^Lottery game and method for playing same" and Trilogy trademark patent Reg. # 1,533,082. In 1993 Mr. Mullins granted the exclusive U. S. licensee agreement to patent # 5,158,293 and Reg. # 1,533,082 to the Company, which states in part that;

Licensee (the Company) will pay Licensor (Mr. Mullins): 1% Royalties payments due and payable to Licensor by the end of each month for all royalties earned by the end of the preceding month along with an accurate accounting of all sales/revenues covered by the license agreement. Said minimum royalty payments are due December 31 of each year of the license agreement and payable to Licensor or his assigns on or before 30 days following each said minimum royalty payment due date. (ii) 1,310,00 common voting shares of Trilogy Gaming Corporation and (iii) 3,690 convertible non-voting preferred shares issued to Licensor. Said preferred shares shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of TGC or its successors common stock until all said preferred shares and splits therefrom have been issued to Licensor. For each 1,000 new common shares issued by the Company, from time to time, Beginning March 1, 1998, said Preferred shares are convertible at the rate of ^one Preferred share for 1,000 common shares^ until all said preferred shares have been converted. The licensee Agreement renews annually providing the License is not in default.


Mr. Mullins is the inventor of the ^ Game with Multiple Incentives and multiple Levels of Game Play and combination Lottery Game With Time of Purchase Win Progressive Jackpot^ (patent pending) and referred to in this document as the Trilogy 9-Jackpot tab/card table game. Mr. Mullins Licensed the Company the Trilogy 9-Jackpot tab/card table game, which states in part that:

Licensee (the Company) will pay Licensor (Mr. Mullins): [i] a royalty of one percent (1%) of the gross dollar amount, of all revenues generated from all game plays (excluding revenues generated from patent # 5,158,293) and progressive jackpot ^drops^ generated directly or indirectly by Licensee, its agents and/or sub-licensees, who use any part of above stated invention to generate game play and/or multiple progressive jackpot game plays, or the annual minimum royalty payment of $50,000, whichever is greater. Royalties are due and payable to Licensor by the end of each month for all royalties earned by the end of the preceding month along with an accurate accounting of all sales/revenues covered by the license agreement. Said minimum royalty payments are due December 31 of each year of the license agreement and payable to Licensor or his assigns on or before 30 days following each said minimum royalty payment due date. and [ii] 3,500 convertible non-voting preferred shares issued to Licensor. Said preferred shares shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of TGC or its successors common stock until all said preferred shares and splits therefrom have been issued to Licensor. For each 1,000 new common shares issued by the Company, from time to time, Beginning January 2, 2000, said Preferred shares are convertible at the rate of ^one Preferred share for 1,000 common shares^ until all said preferred shares have been converted. The licensee Agreement renews annually providing the License is not in default.


The license agreements further states that; the licensee agreement shall be in default in the event Licensee fails to pay Licensor the consideration stated above.

CONFLICTS OF INTEREST

Wayne Mullins, the Company's CEO, President and Director, owns the Company's Trilogy game and Trilogy trademark patents. Mr. Mullins granted the Company the exclusive U. S. licensee agreement to patent # 5,158,293 "lottery game and method for playing same" and U. S. patent/Trademark Reg. # 1,533,082 for the Trilogy mark and the Trilogy 9-Jackpot tab/card table game, patent pending.
Mr. Mullins as President, CEO and Director of the Company, will be in the position to represent both the patent Licensor (Mr. Mullins) and the patent Licensee (the Company) and his interest will most likely be first to himself as the Licensor. In the event of a default of the patent license agreement by the Company, Mr. Mullins will be in a position to make demand upon the Company to cure the default pursuant to the provisions of the license Agreement and to terminate the license agreement if the default is not cured pursuant to the license agreement. Because of this disclosure by the Company regarding these circumstances surrounding the Patent Licensor and the Patent Licensee, neither the Company as Patent Licensee, or any of its shareholders, Officers or Directors, shall have or make any claim or demand that a conflict of interest existed anytime prior to, during or after any default demand or upon termination of the patent license agreement in the event Mr. Mullins, as Patent Licensor, enforced any default of the license agreement including, but not limited to, termination of the license Agreement.

ITEM 2.  PROPERTIES     None

ITEM 3.  LEGAL PROCEEDINGS   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Annual Meeting of the Shareholders held on the 16th day of November, 1998, the following Resolutions were submitted to the shareholders for vote by ballot thereon:

1. RESOLVED. That instead of the Corporation deleting the shareholders holding less than 25 of the Corporation^s common stock at the completion of the Corporation^s merger in March 1996 from the Corporation^s shareholders records, as was indicated in the Corporation^s Notice To Shareholders in February 1996 and approved by the Corporation^s shareholders in March 1996, the Corporation shall pay all shareholders of less than 25 common shares the sum of cash equal to $0.01 per share.

Further Resolved, that the Corporation^s shareholders who are eligible to receive the payment for their shares described in the resolution immediately proceeding this resolution, shall be advised that they have the right to dissent from the mergers consummated in March 1996 by the Corporation and to be paid the appraised value of their shares at the time, all according to Delaware statute section 262 (a copy of which statute shall be sent to such shareholder).

Further Resolved, that the appropriate officers of the Corporation shall coordinate with the Corporation^s stock transfer agent, and bank or third party trustee to arrange for the most expeditious and efficient manner to accomplish the proceeding resolutions, and the appropriate officers should be able to complete the process of making the payments to the Corporation^s shareholders who own less than 25 shares on or before December 31, 1999.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain     0

RESOLVED. The Board of Directors are authorized, and at their discretion from time to time prior to 12/31/1999, to split the Company^s outstanding common shares up to a total of 5 for one. All such stock splits shall include all Warrants, rights, options and Qualified employee benefit plan granted by the Company prior to each such stock split.

Results of Shareholder Vote:
    For  1,979,627      Against   0         Abstain      0

RESOLVED, the purchase of $1,000,000.00 Director & Officer liability insurance coverage effective as of May, 1998 is hereby ratified and approved.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain      0

4. RESOLVED, the Chief Executive Officer or President and Secretary of the Company are authorized to open banking, saving and loan, and other financial accounts anywhere within or without the state Delaware. The CEO of the Company is the authorized signature required on all Company^s bank account(s) to transact any corporate business on said accounts, and

FURTHER RESOLVED, The CEO of the Company is authorized at his discretion from time to time, to appoint additional signatures to any of the corporations bank and financial accounts. The CEO and the Secretary of the Company shall submit to such designated banks or other financial institutions, written instructions stating such person(s) name as an authorized signer on such account with check writing limitations and restrictions, if any, and

FURTHER RESOLVED, Anyone appointed by the CEO as a signature on the bank account(s) or any financial accounts of the Company may, with or without cause, be terminated by the CEO. At the election of the CEO, each person authorized by the CEO as an authorized signature on the Company^s bank account shall be bonded by a reputable bonding company, and the expense of the cost of the bond shall be born by the Company. Any person appointed that is disqualified, denied or has their bond withdrawn by the bonding company, their banking, savings and loan or other financial account signature authority shall be immediately withdrawn and that person or persons shall no longer be authorized as a signature on any of this corporation^s financial account(s), and

FURTHER RESOLVED. The financial institution(s) shall remove any such person(s) immediately upon being notified in writing from the CEO, President or Secretary of the Company that, the CEO has terminated a persons authorization as a signature on such accounts or that such persons bond has been denied or withdrawn for any reason.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain          0

RESOLVED, The license agreement between the Company (Licensee) and Wayne Mullins (Licensor) dated on July 9, 1993 for the Trilogy game patent # 5,158,293 and Trademark patents which provided license fee payment to Mullins of 100 common shares (which was split 50,000 to 1 and became 5,000,000 common shares) $50,000 license fee, 1% royalty of gross sales with a $100,000 minimum annual royalty payment beginning in 1994 has been amended 4 times to accommodate the Company^s financial obligations and stock structure. The 5th amendment of the licensee agreement provides to Licensor the license fee payment of 1% of gross sales with the minimum royalty payments of $50,000 beginning 1/1/1999 and due on 1/15/2000, and 1,360,000 common voting shares and 3,690 convertible preferred non voting shares of TGC which convert at the rate of 1 convertible preferred share for 1,000 TGC common shares beginning 3-1-1998 for each 1,000 new shares issued by the Company. Said 3,690 preferred non voting shares shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of Licensee or its successors common stock until all said 3,690 preferred non voting shares and splits therefrom have been issued to Licensor.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain        0

RESOLVED, The license agreement between the Company (Licensee) and Wayne Mullins (Licensor) dated September 1, 1998 regarding Licensor^s new game invention ^Patent Pending^ referred to by TGC to as the ^Trilogy 9 Jackpot Tab/Card Table Game^ provides for the license fee payment of 1% of gross revenues generated from all game play (excluding revenues generated from patent # 5,158,293) with the minimum royalty payments of $50,000 beginning on January 1, 1999 and due on January 15, 2000 and 3,500 convertible preferred non voting shares of TGC which convert at the rate of 1 convertible preferred share for 1,000 TGC common shares for each 1,000 new shares issued by the Company beginning on 1/2/2000. Said 3,500 preferred non voting shares shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of Licensee or its successors common stock until all said 3,500 preferred non voting shares and splits therefrom have been issued to Licensor.

Results of Shareholder Vote:
    For  1,951,027      Against        28,600         Abstain       0

7. RESOLVED, the Company is authorized, retroactive from April 1, 1996, to offer by private placement or exemption on or before November 1, 1999 for up to 2,000,000 restricted common shares of the Company^s common stock and up to 15,000 restricted preferred voting shares and up to 15,000 restricted preferred non voting shares of the Company^s preferred stock at the price per share that is determined by the CEO or the COO and Secretary of the Company. and

FURTHER RESOLVED, in conjunction with above said common share offer, the Company is authorized to offer various amounts of Series A through Series N Warrants. Each Series A through Series N Warrant shall be for the right to purchase 1,000 common shares of the Company common stock at a stated price by a designated time determined by the CEO or the COO and Secretary of the Company. The common shares stated on each Series A through Series N Warrant shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of the Company or its successors common stock therefrom, until the Warrant is exercised.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain       0

RESOLVED, the 75,000 restricted common shares issued to members of the Board of Directors and Management of the Company for services rendered through 11/1/1995 is hereby ratify and approve.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain     0

RESOLVED, The shareholders hereby approve that, all Directors of the Company shall be compensated for serving on the Board of Directors and the CEO or COO and the Secretary are hereby authorized and instructed to [a] issue or instruct the Company^s transfer agent to issue 5,000 common shares of the Company^s common stock to each Director for each full year of service from 11/1/1995 to 11/1/98 and 10,000 shares to each Director for each full year as a Director beginning 11/16/98 and [b] a annual Directors bonus of up to 1,000 common shares for each $1,000,000 of pre tax earnings generated to the Company during each of the Company^s fiscal year the Director served on the Board of Directors of the Company. The approved Directors fee and Directors bonus shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of the Company or its successors common stock.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain      0

RESOLVED. Wayne Mullins, Mike Maledon, Tom Burns, Jim Holmes, Robert Rettig and Tommy McLees are hereby elected to the Board of Directors of the Company. Each Director elected shall hold office until his successor shall have been elected and qualified. (one additional individual will be submitted for nomination to the Board of Directors at this shareholders meeting).

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain       0

RESOLVED. The Board of Directors are authorized and instructed to re-elect Wayne Mullins as the CEO and President of the Company and through the Company^s Secretary, to enter into a seven year employment contract, retaining MR. Mullins as the CEO and President of the Company. The employment agreement shall provide in part for: [I] the annual base salary of $104,000 of which all or part can be deferred until the Company generates sufficient operating earnings to pay the base salary without financial harm the Company. Any increase in the base salary, if any, after the first year will be determined by the Company^s Board of Directors or the Company^s management committee or by a majority vote of the shareholders. [ii] all expenses incurred by Mullins in the performance with his duties as senior officer and director of the Company shall be paid or reimbursed by the Company, [iii] a vehicle with full insurance coverage or up to $600 monthly auto and insurance allowance, [iv] reasonable medical and dental plan/benefits or full reimbursement thereof until such a plan is in place and [v] a Senior Executive Employee Annual Bonus of $10,000 for each $1,000,000 pre tax earnings generated to the Company during a calendar year of employment. Sub section [11] through [iv] shall be retroactive from March 7, 1996. (MR Mullins abstained voting on this resolution).

Results of Shareholder Vote:
    For  714,627        Against        0         Abstain   1,265,000

RESOLVED. The Board of Directors are authorized and instructed to re-elect Mike Maledon as the Secretary of the Company and through the Company^s CEO, to enter into a five year employment contract, retaining Mike. Maledon as the COO and Secretary of the Company. The employment agreement shall provide in part for: [I] the annual base salary of $104,000 of which all or part can be deferred until the Company generates sufficient operating earnings to pay the base salary without financial harm the Company. Any increase in the base salary, if any, after the first year will be determined by the Company^s Board of Directors or the Company^s CEO or the Company^s management committee. [ii] all expenses incurred by Maledon in the performance with his duties as a senior officer and director of the Company shall be paid or reimbursed by the Company, [iii] a vehicle with full insurance coverage or up to $600 monthly auto and insurance allowance, [iv] reasonable medical and dental plan/benefits or reimbursement thereof until such a plan is in place, [v] a Senior Executive Employee Annual Bonus of $10,000 for each $1,000,000 pre tax earnings generated to the Company during each calendar year of employment, [vi] Subject to the Board of Directors approval the following options for common stock are granted to the Chief Operating Officer of the Company as of September 1, 1998 and exercisable for a period of three years from 3/1/1999 for 150,000 common shares at the price of $1.25 per share and three years from 3/1/2000 for 150,000 common shares at the price of $1.25 per share (MR Maledon abstained voting on this resolution).

Results of Shareholder Vote:
    For  1,864,367      Against        0         Abstain 115,260

RESOLVED. The Company hereby authorizes the Board of Director through the management of the Company that anytime prior to November 1, 1999 and at the discretion of the CEO, COO and Secretary of the Company, to register with the SEC all outstanding common and preferred shares, warrants and options for common shares of the Company.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain      0

RESOLVED, The Company hereby authorizes the Board of Director through the management of the Company that anytime prior to November 1, 1999 and at the discretion of the CEO, COO and Secretary of the Company, to register with the SEC a public offering of up to 10,000,000 common shares of the Company^s common stock at the price per share to be determined by and at the discretion of the CEO, COO and Secretary of the Company. All outstanding common and preferred shares, along with all warrants, options, Director, Officer, Broker, Intermediary fees and the Company^s Qualified employee benefit plan, if any, of the Company shall be included in said registration.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain       0

RESOLVED. The shareholders hereby approve that, the Board of Directors and the CEO and Secretary of the Company are authorized and instructed that the Chief Executive Officer (CEO), Chief Operating Officer (COO), Chief Financial Officer
(CFO), Vice Presidents of Marketing (VPM), Vice President of Communications
(VPC), Vice President of Administration (CAO) and Vice President of Communication Systems (VPCS) for each full year as a full time employee and officer of the Company, shall each receive an annual bonus of 10,000 common shares of the Company for each $1,000,000 of pre tax earnings generated to the Company during the Company^s fiscal year.

Results of Shareholder Vote:
    For  1,951,027      Against        28,600         Abstain      0

RESOLVED. The CEO is authorized to appoint and remove members of the Company^s compensation committee. The committee shall consist of two or more members who need not be officers, directors or shareholders of the Company. The compensation committee shall determine the performance of specific calculations based on attainment of overall Company objectives and individual goal attainment and report such findings and compensation recommendations to the Company^ s CEO. The CEO may use such recommendations and grant such awards and compensation.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain      0

RESOLVED. [a] The merger agreement between the Company and Shared Use Network Services, Inc (SUNS) of April 30, 1998; [b] also TGC^s legal council Snell & Wilmer^s legal opinion and advice to the Board of Directors of TGC to terminate, resend and abandon the proposed merger and [c] the Company^s management notice to SUNS terminating the agreement, is hereby ratified and approved.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain      0

RESOLVED, that the Corporation authorize its Officers to do or cause to be done, all such acts and things to make, execute and deliver, or cause to be delivered, in the name and on behalf of the Corporation, all such agreement, instruments and certificates as such officer or officers may deem necessary, advisable or appropriate to effectuate or carry out the purpose and intent of the foregoing resolutions and to perform the obligations of the Corporation thereunder, such officer of officers^ execution of the same to be conclusive evidence of the exercise of the discretionary authority therein conferred.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain      0

RESOLVED, all acts and actions of the Officers and Directors of the Corporation and their general conduct relating to this corporation, effected to the date hereof, be, and they are, authorized, adopted, ratified and approved.

Results of Shareholder Vote:
    For  1,979,627      Against        0         Abstain       0

The Secretary then called for tabulation of all the voting ballots from the shareholders.

The Secretary stated that there were a total of 21 shareholders present at the meeting representing by ballot a total of 1,979,627 common shares. Of the 19 proposals stated on the voting ballots to the 21 shareholder present at the meeting: 15 ballots approved all 19 proposals, 2 ballots approved 18 of the 19 proposals and 1 ballot approved 17 of the 19 proposals. The Secretary stated that with all balloting cast and tabulated, all 19 proposals carried and are here are hereby approved by the shareholders of the Company on 16 day of November, 1998.


PART II

ITEM 5.    MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED

                                         SHAREHOLDER MATTERS.

DECEASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNES None.
 INCREASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNES    394,500
The following table shows the high and low bid prices for the Company^s Common Stock as reported by the NASD electronic bulletin board (Bulletin Board Symbol
--  TGGC) for the year ended December 31,1998.   The company started trading in
the fourth quarter of 1998.


1998                         HIGH      LOW
    FIRST QUARTER  MARCH 31,1998       0         0
    SECOND QUARTER  JUNE 30,1998       0         0
    THIRD QUARTER    SEPTEMBER 30,1998 0         0
    FOURTH QUARTER  DECEMBER 31, 1998  7         4

Approximate number of equity securities holders:

         Title of Class
Approximate number of

                      Record Holders (as of

                      December 31, 1998

    Common stock  $.001  Par Value
515

Dividends:

    The Company paid no dividends in the years ended December 31, 1997 nor 1998


Recent Sale of Unregistered Securities:

    The Company began a  $ 980,000 financing thru the placement of  common
shares and warrants to be placed only by Qualified Investors.   The Company
placed 322,000 units @ $2.00 each for a total of $ 645,000 for the year ended 12/31/98.


ITEM 6.  MANAGEMENTS PLAN OF OPERATION.

    SUMMARY OF OPERATIONS

The Company is in the business of marketing its products to Indian Gaming enterprises, Charitable Gaming entities and State Lotteries in the United States. Gaming & Wagering magazine reported in 1995 in the United States:
Indian Reservation Gaming Revenues of 49 billion dollars, Charitable Gaming revenues of 9.8 billion dollars and State Lottery sales of 38.8 billion dollars. Most Indian Gaming enterprises market bingo, pull-tabs, and video slot games. There are Charitable Gaming enterprises that market bingo, raffle and pull-tabs games. State lotteries market on-line lottery drawings, or numbers type games, scratch or instant type scratchier tickets games.

Upon St. Regis Tribal casinos marketing Trilogy scratch tabs from 100 Trilogy Table Games and the Company adding 20 tables a month from operations for a total of 460 Trilogy tables on line by the end of 12 months, the Company anticipates The first full 12 months of TRILOGY scratch tab sales to generate 86 million dollars in gross revenues with pre-tax operating earnings of 48.3 million dollars to the Company.

The Company is presently in the final development stage of design of its Class II designed electronic video visual ticket display pull tab game dispensing machines. The Company^s initial plans are to market its Patented/Licensed Trilogy pull tab Progressive Mega Cash jackpot scratch tabs to Indian gaming casinos. Sales to and Revenues from Indian gaming casinos are targeted to begin in 1999.

The Company does not plan to operate or manage any gaming enterprise marketing Trilogy scratch tabs. The primary business of the Company is to sell its Trilogy scratch tabs on consignment, administer the progressive jackpots and communication system. Therefore, the Company^s work force should be relatively small. Most of the Company^s work should be performed by experienced contracted manufacturers, installers, dispenser hardware and software, tab manufacturers, technicians, field consultants and commissioned sales professionals.

The Company has two employees, the President and Chief Operating Officer of the Company. They are salary approved but as of 12/31/98 they have elected to defer the approved salary. See the attached Notes to Financial Statements for further details

Registrant has announced its intention to provide supplemental information to its stockholders and other interested parties from time to time; and in all cases, the information contained herein must be read in light of subsequent information which may be issued, including but not limited to more recent financial statements herein contained are current as of their date, and are presumed to be ^current^ for a period of six months after their date, barring extraordinary circumstances. No inference can be drawn that the financial condition of the Registrant has not changed since the effective date of any financial statement contained herein.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS FILED

    (A)  Financial Statements.

    (1)  Report of Certified Public Accountants on Schedules as of 12/31/98.
     (I) Audited Balance Sheet ending 12/31/98
    (II) Audited Statement of Operations from 1/1/1989 to 12/31/97
    (III)     Audited Statement of Changes in Shareholders Equity as of 12/31/98
    (1V) Audited Statement of Common Stock issued from 1/1/1989 ending 12/31/98 Audited Statement of Cash Flows from 1/1/1989 ending 12/31/98
Notes to Financial Statements ending 12/31/98 (consisting of 12 Notes)

    (B) No reports on Form 8-K have been filed during any quarter from 10-1-77 to 9-31-98.


ITEM 8.     CHANGES IN AND DIAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE.   None


PART III

ITEM 9. DIRECTORS OF THE REGISTRANT

Wayne Mullins age 62.  CEO/President and Director.   He is a former Insurance
Executive and inventor holding several patents. The United States Patent Office granted Mr. Mullins the registered trademark Trilogy ( and a patent for his Trilogy ^Lotto game and method for playing same^. Mr. Mullins has licensed his patent, registered trademark and patent pending to the Company.

Mike Maledon, age 47. Chief Operating Officer, Secretary, Treasurer and Director. He has held senior financial and controllership management positions with American Express, American Hospital Supply Corp. and Bally Mfg. Corporation.

Jim Holmes,  Director. age 56.   He is President of Multimedia Games Inc.  MG
provides the communications network and its ^MegaMania^ bingo game played from
3,200 bingo machines at Tribal bingo/casinos located in multiple states.   He
is former Executive Vice-President of Gamma International and directed the company^s satellite network marketing program for its ^Million Dollar Mega Bingo^ played in multiple Indian Gaming locations. He is the former Missouri Lottery Director.

Tommy McLees,  Director. age 34.   He is President and Director of Phoenix
Gaming International (PGI) Las Vegas, Nevada since 1988. PGI business in the United States and foreign countries is marketing and servicing of slot machines to casinos, game, software and hardware designs, machine services, casino operations setup, training and operate casinos. PGI developed technical training courses to produce better-qualified casino personal and taught its courses at the Clark County Comm. College for IGT, Bally and Sigma gaming seminars. PGI is developing the Trilogy Game software/hardware and communications network for TGC.

John Wertheim,  Director. age 55.   President and Director of Single Stick,
Inc., Phoenix, Arizona, SSI packages and markets individually packaged premium and miniature cigars. He is the former President and CEO of J. W. & Associates, a consulting firm specializing in providing financing capital to small to medium size companies. He is a Founder of First Business Bank of Arizona which begin operations in 1985. FBA was merged with Century Bank, the name was changed to Caliber Bank in 1990. During Mr. Wertheim^s tenure as President and CEO of Caliber Bank, CB grew to $250 million in assets with nine branches. He is the former President and CEO of Valley Bank Corp., Inc. and Valley Bank of Arizona, a full-service commercial and consumer bank service Phoenix, Arizona

Thomas P. Burns,  Director. age 59.   Former Sr. Vice President of marketing of
America West Airlines. Former Director of International Sales of Continental Airlines. Former Manager of Sales for UTA French Airlines.

Robert Rettig, age 70. Director. Former Executive Vice-President of Illinois Tool Works, Inc. from 1983 to 1990. He is presently a TWI Director and consultant. From 1976 to 1983 he was President of Packaging Systems and Instrument Group.

At Registrants special meeting of the Shareholders of the Company held on November 16, 1998, the above named Directors were elected and shall hold office until his successor shall have been elected and qualified.

ITEM 10.  EXECUTIVE COMPENSATION AND REMUNERATION

    The following table shows the compensation of each executive officer and significant employee during the fiscal years ended December 31,1994,1997, and 1998.


Name and           Year Salary    Bonus     Restricted     Securities     All
Other
Principal Position                     Stock          Underlying     Compensatio
n
                             Award(s)  Options
                             ($)       (#)


Wayne Mullins      1998 36,235
President CEO      1997 17,750
              1996 22,276


Michael Maledon         1998 0         62,500         50,000
COO           1997 0
Secretary/Treasurer     1996 0





The Board of Directors approved the following options for common stock granted to the Chief Operating Officer of the Company as of September 1, 1998 and exercisable for a period of three years from 3/1/1999 for 150,000 common shares at the price of $1.25 per share and three years from 3/1/2000 for 150,000 common shares at the price of $1.25 per share

    The Registrant has no annuity, pension or retirement benefits proposed to be paid to any of its officers or directors. There is no existing plan for the payment of such benefits.


ITEM 11. PRINCIPAL SECURITY HOLDERS AND SECURITY HOLDERS OF MANAGEMENT

    (A) Voting Securities owned of record or beneficially in excess of five percent (10%) of the issued and outstanding stock of Registrant.

    (1)  (2)  (3)  (4)  (5)
    Title of Class Name and Address    Type of   Amount              Percent

Ownership     Owned     of Class

    Common Voting  Wayne Mullins  Restrictive    1,265,000 44.4%
    Stock Par Value     1717 E. Bell Rd, # 12
    $0.001 Per share    Phoenix, AZ 85022

 (B) Equity Securities of the Registrant beneficially owned directly or indirectly by all directors and officers of the Registrant as a group.


    (1)  (2)  (3)
    Title of Class Amount Beneficially Owned     Percent of Class
    Common Voting Stock 1,572,260                    55.5%
    Par Value $0.001 Per share


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No Director, Officer or person holding an excess of ten percent (10%) of the outstanding securities of the Registrant, or any relative or spouse of any such persons or relative or spouse of such person, had any interest in any transactions or presently proposed transactions to which the Registrant was a party, except Registrants patent licensor Wayne Mullins, who is a Director and Officer of Registrant.

No Director or Officer of the Registrant or associate of any such Director or Officer has been indebted to the Registrant from 12/ 31/ 1997 to 12/ 31/ 1998.

There were no transactions since the beginning of the Registrant^s last fiscal year (December 31, 1997), and are presently no proposed transactions wherein any retirement, saving or other similar plan will be provided by the Registrant to any person.







ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


   YEAR 2000 COMPLIANCE

EXHIBIT A
Letter From Phoenix Gaming International Inc.  See Exhibit A


EXHIBIT B
Letter From Cyber Net Ventures Inc.  See Exhibit B






Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED this 15th day of March 1999.


TRILOGY GAMING CORPORATION


    By: __________________________________________
    Mike Maledon, Chief Operating Officer and Secretary


















EXHIBIT A





February 3, 1999


Trilogy Gaming Corporation
Attn:  Mike Maledon, COO,
1717 East Bell Road #12
Phoenix, AZ 85022

Re: Y2K Compliance

Mike;

As per your request the following information is submitted to you for your records. Phoenix Gaming International Inc. has two subsections of the overall Trilogy project that deals with the Y2K problem. Data Base Platform and the MPU board that drives each table. The MPU boards are Y2K ready and are more than capable of handling the current 133MHz processor up to a 266 MHz processor of which both of these processors are OK. As you know we program each board from the ground up. It isn^t just an off the shelf board as some people say it could be.

The Data base platform is the most important of all. The Data base platform for the Trilogy System is Oracle8 version 8.050. Oracle8 is the strongest data base platform on the market and 8.050 is Y2K ready. As I have stated in the above paragraph, Phoenix Gaming International Inc. literally programs the MPU boards for each table but the data base is not programmed by us. Oracle8 provides the tools and support within their package to be configured and or redesigned for almost any applications. In our case we have designed the data base that will best fit the needs for Trilogy both present and future. Again, within this data base the tools and applications used are Y2k ready. You can contact Oracle on the web or by phone. Either way, simply mention that you are utilizing Oracle8 version 8.050.

You will find along with this letter other documents for the PC^s, Routers, and Hubs. If there is anything else I can do for you please let me know.

Sincerely,
Tommy P. McLees Jr.
Tommy P. McLees Jr.,
CEO

4535 West Sahara 105-13H, Las Vegas, Nevada 89102
Tele: (702) 597-8360       Fax: (702) 242-8928
EXHIBIT B

Computer MD. LTD.
6010 West Cheyenne #15
Las Vegas, Nevada 89108
Voice: (702) 645-1674  Fax: (702) 658-1110




February 4, 1999


Trilogy Gaming
1717 East Bell Road
Phoenix , Arizona

Re: Y2K Specifications

To whom it may concern:

All equipment sold to Trilogy Corporation to date meets the Y2K specifications.
 If we can be of any further assistance, please contact Donald C. Mason, or Heidi Foreman at (702) 645-1674.


Sincerely,
Donald C. Mason
Donald C. Mason
Owner / President


















    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     FINANCIAL STATEMENTS
    DECEMBER 31, 1998 AND 1997










    TABLE OF CONTENTS

    Page No.


INDEPENDENT AUDITORS^ REPORT                1

FINANCIAL STATEMENTS

       Balance Sheets             2

       Statements of Operations             3

       Statement of Changes in Shareholders^ Equity             4 ^ 6

       Statement of Common Stock Issued               7 ^ 8

       Statements of Cash Flows             9 ^ 10

       Notes to Financial Statements             11 ^ 18













    INDEPENDENT AUDITORS^ REPORT


To the Board of Directors and Shareholders
Trilogy Gaming Corporation
Phoenix, Arizona

We have audited the accompanying balance sheets of Trilogy Gaming Corporation (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders^ equity, common stock issued and cash flows for the years then ended and for the period from January 1, 1989 (date of inception of development) to December 31, 1998. These financial statements are the responsibility of the company^s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trilogy Gaming Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and from January 1, 1989 (date of inception of development) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As of December 31, 1998, the company was in the development stage of operations. It is imperative that the company acquire additional financing to fulfill its requirements for its contract with the St. Regis Mohawk Indian Tribe of New York. The financial statements do not include any adjustments that might result if this additional financing is not acquired.

Moffitt & Company, P.C.

February 23, 1999



    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     BALANCE SHEETS
    DECEMBER 31, 1998 AND 1997



    ASSETS

1997

CURRENT ASSETS
       Cash and cash equivalents                 $         76,937    $
785
       Prepaid insurance                              7,350               0



     TOTAL CURRENT ASSETS                             84,287              785



PROPERTY AND EQUIPMENT
       Construction in process for gaming tables and
          computers                                   299,897             0



     TOTAL PROPERTY AND EQUIPMENT                          299,897
0



OTHER ASSETS
       Equipment lease security deposits                             12,506
         0



     TOTAL OTHER ASSETS                          12,506              0





     TOTAL ASSETS                 $         396,690   $         785

















    LIABILITIES AND SHAREHOLDERS^ EQUITY

1997

CURRENT LIABILITIES
       Accounts payable                     $         33,850    $         0
       Accrued officers^ salaries and expenses                            143,09
8             0

     TOTAL CURRENT LIABILITIES                             176,948
0

REDEEMABLE PREFERRED STOCK
       Non-cumulative, non-voting shares
          Par value $0.01 per share
          Authorized 5,000,000 shares
          Issued and outstanding ^ 6 shares
0             0

SHAREHOLDERS^ EQUITY
       Capital stock
          Preferred stock, convertible, non-cumulative
            voting shares
            Par value $0.01 per share
            Authorized 5,000,000 shares
            Issued and outstanding ^ 3,690 shares
37
37
          Common stock
            Par value $0.001 per share
            Authorized 75,000,000 non-cumulative voting shares
            Issued and outstanding
               1998 ^ 2,850,127 shares                          2,850

               1997 ^ 2,309,527 shares
2,309
       Paid in capital in excess of par value of stock
    2,31
8,482              1,193,673
       Advance on stock subscription                            7,500
    0
       Retained earnings (deficit)                              ( 477,376)
         (
477,376)
       Deficit accumulated during the development stage
    (
1,631,751)              ( 717,858)

            TOTAL SHAREHOLDERS^ EQUITY                          219,742
     785

            TOTAL LIABILITIES AND SHAREHOLDERS^
              EQUITY                             $         396,690   $
785

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENTS OF OPERATIONS
    FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT) TO DECEMBER 31, 1998

                        January 1, 1989
                   (Date of
                   Inception of
                   Development)
    Years Ended December 31,           to December
    1998            1997               31, 1998

REVENUE       $         0    $         0    $         0

DEVELOPMENT COSTS            913,893             74,748              1,631,751

NET (LOSS)              $         ( 913,893)     $         ( 74,748) $
(
1,631,751)

NET (LOSS) PER COMMON SHARE

       Basic and diluted     $         ( 0.37)   $    (    0.32)

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic                      2,482,357           2,299,177

       Diluted                         6,272,357           5,989,177


    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     STATEMENT OF CHANGES IN SHAREHOLDERS^ EQUITY
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
OF DEVELOPMENT) TO DECEMBER 31, 1998


    Preferred Stock
    (Convertible)            Common Stock
    Shares              Amount              Shares              Amount

BALANCE, JANUARY 1, 1989
   (DATE OF INCEPTION OF
   DEVELOPMENT)              0    $         0              49,985,211     $
    1,9
79
NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1989              0              0              0
    0

BALANCE, DECEMBER 31, 1989             0              0              49,985,211
         1,979

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1990              0              0              0
    0

BALANCE, DECEMBER 31, 1990             0              0              49,985,211
         1,979

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1991              0              0              0
    0

BALANCE, DECEMBER 31, 1991             0              0              49,985,211
         1,979

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1992              0              0              0
    0

BALANCE, DECEMBER 31, 1992             0              0              49,985,211
         1,979

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1993              0              0              0
    0

BALANCE, DECEMBER 31, 1993             0              0              49,985,211
         1,979

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1994              0              0              0
    0

BALANCE, DECEMBER 31, 1994             0              0              49,985,211
         1,979

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1995              0              0              0
    0

BALANCE, DECEMBER 31, 1995             0              0              49,985,211
         1,979

















    Paid in                                           Deficit
    Capital                                           Accumulated
    in Excess           Advance             Retained            During the
    of Par              on Stock            Earnings            Development
    Value of Stock      Subscription             (Deficit)           Stage



$        1,003,753 $         0    $         ( 447,376)     $          0


         0              0              0              ( 47,037)

         1,003,753           0              ( 447,376)               ( 47,037)


         0              0              0              ( 160,296)

         1,003,753           0              ( 447,376)               ( 207,333)


         0              0              0              ( 111,886)

         1,003,753           0              ( 447,376)               ( 319,219)


         0              0              0              ( 37,250)

         1,003,753           0              ( 447,376)               ( 356,469)


         0              0              0              ( 52,882)

         1,003,753           0              ( 447,376)               ( 409,351)


         0              0              0              ( 39,250)

         1,003,753           0              ( 447,376)               ( 448,601)


         0              0              0              ( 27,075)

         1,003,753           0              ( 447,376)               ( 475,676)














    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     STATEMENT OF CHANGES IN SHAREHOLDERS^ EQUITY (CONTINUED)
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
    OF DEVELOPMENT) TO DECEMBER 31, 1998


    Preferred Stock
    (Convertible)            Common Stock
    Shares              Amount              Shares              Amount

BALANCE AFTER REVERSE
   STOCK SPLIT ^
   MARCH 1, 1996             0    $         0              494,684   $
0

MERGER OF INTERNATIONAL
   LOTTERY PRODUCTIONS LTD.            0              0              1,596,893

    0

ISSUANCE OF COMMON
    STOCK FOR
Cash
         0              0              118,000             118
Royalties               0              0              78,750              0

NET LOSS FOR THE YEAR
   ENDED DECEMBER 31, 1996             0              0              0
    0

BALANCE, DECEMBER 31, 1996             0              0              2,288,327

    2,097

ISSUANCE OF PREFERRED
   STOCK FOR CASH                 3,690               37             0
    0

ISSUANCE OF COMMON
   STOCK FOR
Services rendered            0              0              6,200
62
Cash               0              0              15,000              150

NET LOSS FOR THE YEAR
   ENDED DECEMBER 31, 1997             0              0              0
    0

BALANCE, DECEMBER 31, 1997             3,690               37             2,309,
527           2,309






















    Paid in                                           Deficit
    Capital                                      Accumulated
    in Excess           Advance             Retained            During the
    of Par              on Stock            Earnings            Development
    Value of Stock      Subscription             (Deficit)           Stage



$        0    $         0    $         0    $         0


         0              0              0              0



         147,382             0              0              0
         0              0              0              0


         0              0              0              ( 167,434)

         1,151,135           0              ( 477,376)               ( 643,110)


         0              0              0              0



         7,688               0              0              0
         34,850              0              0              0


         0              0              0              ( 74,748)

         1,193,673           0              ( 477,376)               ( 717,858)

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     STATEMENT OF CHANGES IN SHAREHOLDERS^ EQUITY (CONTINUED)
FOR THE PERIOD FROM JANUARY 1, 1989 (DATE OF INCEPTION
    OF DEVELOPMENT) TO DECEMBER 31, 1998


    Preferred Stock
    (Convertible)            Common Stock
    Shares              Amount              Shares              Amount

ISSUANCE OF COMMON STOCK
   FOR
Cash, net of commission paid                0              0              386,50
0   $         387
Services rendered            0              0              50,000
50
Director^s fee               0              0              105,000
105

CORRECTION OF ISSUED
   SHARES               0              0              ( 900)              ( 1)

OUTSTANDING STOCK
   OPTIONS              0              0              0              0

ADVANCE ON STOCK
   SUBSCRIPTION              0              0              0              0

NET LOSS FOR THE YEAR
   ENDED DECEMBER 31, 1998             0              0              0
    0

BALANCE, DECEMBER 31, 1998             3,690     $         37             2,850,
127 $         2,850

































    Paid in                                           Deficit
    Capital                                           Accumulated
    in Excess           Advance             Retained            During the
    of Par              on Stock            Earnings            Development
    Value of Stock      Subscription             (Deficit)           Stage



$        627,464             0    $         0    $         0
         62,450              0              0              0
         209,895             0              0              0


         0              0              0              0


         225,000             0              0              0


         0              7,500               0              0


         0              0              0              ( 913,893)

$        2,318,482 $         7,500     $         ( 477,376)     $         (
1,631,751)


    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENT OF COMMON STOCK ISSUED
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT) TO DECEMBER 31, 1998


    Date           Number
    Shares              of Shares                          Price
Total
    Issued              Issued              Consideration            Per Share

Consideration

    01/01/89                 49,985,211     Balance at date of inception
                             of development
    03/01/96                 493,784   Balance after reverse stock
                              split
    05/05/96                 1,596,893 Merger of International
                             Lottery Productions LTD.
    03/27/96                 40,000    Cash           $         1.25 $
50,00
0
    04/04/96                 8,000     Cash                     1.25
10,00
0
    07/08/96                 10,000    Cash                     1.25
12,50
0
    08/12/96                 78,750    Royalties                          -
         -
    08/16/96                 16,000    Cash                     1.25
20,00
0
    11/08/96                 12,000    Cash                     1.25
15,00
0
    11/14/96                 4,000     Cash                     1.25
5,000
    11/18/96                 8,000     Cash                     1.25
10,00
0
    12/02/96                 20,000    Cash                     1.25
25,00
0
    03/10/97                 8,000     Cash                     1.25
10,00
0
    06/18/97                 3,600     Commission                         1.25

    4,500
    06/18/97                 2,000     Office rent                        1.25

    2,500
    06/18/97                 600  Legal fees                         1.25
    750
    09/18/97                 3,000     Cash                     5.00
15,00
0
    11/06/97                 4,000     Cash                     2.50
10,00
0
    01/08/98                 8,000     Cash                     1.25
10,00
0
    03/01/98                 50,000    Services                      1.25
    62,5
00
    03/24/98                 40,000    Cash                     1.25
50,00
0
    05/06/98                 16,000    Cash                     1.25
20,00
0
    05/12/98                 5,000     Cash                     2.00
10,00
0
    05/13/98                 20,000    Cash                     2.00
40,00
0
    05/14/98                 20,000    Cash                     2.00
40,00
0
    05/15/98                 5,000     Cash                     2.00
10,00
0
    05/26/98                 5,000     Cash                     2.00
10,00
0
    06/10/98                 5,000     Cash                     2.00
10,00
0
    07/01/98                 5,000     Cash                     2.00
10,00
0
    07/09/98                 5,000     Cash                     2.00
10,00
0
    07/21/98                 5,000     Cash                     2.00
10,00
0
    07/23/98                 20,000    Cash                     2.00
40,00
0
    07/27/98                 5,000     Cash                     2.00
10,00
0











    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENT OF COMMON STOCK ISSUED (CONTINUED)
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT) TO DECEMBER 31, 1998


    Date           Number
    Shares              of Shares                          Price
Total
    Issued              Issued              Consideration            Per Share

Consideration

    07/30/98                 5,000     Cash           $         2.00 $
10,00
0
    08/18/98                 5,000     Cash                     2.00
10,00
0
    08/21/98                 5,000     Cash                     2.00
10,00
0
    10/12/98                 5,000     Cash                     2.00
10,00
0
    10/20/98                 10,000    Cash                     2.00
20,00
0
    10/23/98                 5,000     Cash                     2.00
10,00
0
    10/28/98            1    5,000     Cash                     2.00
30,00
0
    11/04/98                 10,000    Cash                     2.00
20,00
0
    11/05/98                 7,500     Cash                     2.00
15,00
0
    11/06/98                 5,000     Cash                     2.00
10,00
0
    11/26/98                 10,000    Cash                     2.00
20,00
0
    11/27/98                 10,000    Cash                     2.00
20,00
0
    12/03/98                 5,000     Cash                     2.00
10,00
0
    12/07/98                 45,000    Cash                     2.00
90,00
0
    12/09/98                 10,000    Cash                     2.00
20,00
0
    12/11/98                 20,000    Cash                     2.00
40,00
0
    12/14/98                 25,000    Cash                     2.00
50,00
0
    12/17/98                 10,000    Cash                     2.00
20,00
0
    12/22/98                 5,000     Cash                     2.00
10,00
0
    12/28/98                 10,000    Cash                     2.00
20,00
0
    12/28/98                 105,000   Directors^ fees                    2.00

    210,000

                        2,850,127




    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENTS OF CASH FLOWS
    FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1997AND
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT) TO DECEMBER 31, 1998

                   January 1, 1989
                   (Date of
                   Inception of
                   Development)
    Years Ended December 31,      to December
         1998            1997               31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)       $         ( 913,893)     $         ( 74,748) $
(
1,631,751)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
             Capital and stock issued for expenses and services           497,50
0             7,750               505,250
             Merger of International Lottery Productions Ltd.             0
         32
,783               527,608
       Increases (decreases) in:
          Prepaid insurance            ( 7,350)            0              (
7,350)
          Accounts payable             33,850              0              33,850
          Accrued officers^ salaries and expenses               143,098
    0
143,098

          NET CASH (USED) BY OPERATING
             ACTIVITIES                ( 246,795)               ( 34,215)
(
429,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Construction in process for gaming tables
          and computers                ( 299,897)               0         (
299,897)

          NET CASH (USED) BY INVESTING
             ACTIVITIES                ( 299,897)               0         (
299,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of company stock             627,850
35,00
0             810,350
       Equipment lease security deposits              ( 12,506)           0
         (
12,506)
       Advance on stock subscription             7,500               0
    7,50
0

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                622,844             35,000
805,3
44

NET INCREASE IN CASH AND CASH
    EQUIVALENTS    $              76,152    $         785  $         76,152














    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENTS OF CASH FLOWS (CONTINUED)
    FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1997 AND
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT) TO DECEMBER 31, 1998

                   January 1, 1989
                   (Date of
                   Inception of
                   Development)
    Years Ended December 31,      to December
         1998            1997               31, 1998


CASH AND CASH EQUIVALENTS BALANCE AT
   BEGINNING OF PERIOD  $         785  $         0    $         0

CASH AND CASH EQUIVALENTS BALANCE AT
   END OF PERIOD        $         76,937    $         785  $         76,152

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid         $         0    $         0    $         0

       Taxes paid       $         0              0              0

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of company stock for expenses and
          services           $         497,500   $         7,750     $
505,2
50

       Issuance of company stock for merger of
          International Lottery Productions Ltd. $         0              32,783
    $         527,608

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     DECEMBER 31, 1998 AND 1997


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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period. In accordance with FASB 128, potentially dilutive warrants and options that would have an anti-dilutive effect on net loss per share are excluded.


    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     DECEMBER 31, 1998 AND 1997


NOTE 2   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN

As of December 31, 1998, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

FAS-7 requires that all development costs be expensed during the development period. The company expensed $913,893 of development costs for the year ended December 31, 1998 and $1,631,751 from January 1, 1989 (date of inception of development) to December 31, 1998.

The ability of the company to continue as a going concern is dependent on obtaining additional capital and financing to acquire gaming tables, computers and equipment. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern (see footnote 18).

NOTE 3   DEFERRED TAX ASSET

The deferred tax asset arises from the difference between the accounting for development stage costs. For financial statement purposes, development stage costs are expensed as incurred. For tax purposes, these expenses are capitalized and will be amortized over 60 months once operations begin.

The components of the deferred tax asset are as follows:

1997

Deferred tax asset from development costs   $         696,000   $         345,00
0
    Less valuation allowance           696,000             345,000

      Net deferred tax asset $         0    $         0

NOTE 4   PRIVATE PLACEMENT OFFERING

In 1997, the company conducted a private placement through qualified investors.
 The total proceeds received relating to the offering were $35,000.

In 1998, the company conducted an additional private placement through qualified investors. The private placement was for 98 units, priced at $10,000 per unit. Each unit is for:













    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     DECEMBER 31, 1998 AND 1997


NOTE 4   PRIVATE PLACEMENT OFFERING (CONTINUED)

5,000 common voting shares and either:

1 Series A warrant to purchase on or before June 30, 1999, 5,000 common voting shares for the price of $3.00 per share and

1 Series B warrant to purchase on or before December 31, 1999, 5,000 common voting share for the price of $7.00 per share or

1 redeemable preferred non-voting share

The total proceeds received, net of commissions paid was $62,785.

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

NOTE 5   LICENSING AGREEMENT WITH RELATED PARTY

The company has a licensing agreement with the company^s Chief Executive Officer for the exclusive right to use the officer^s patents and trade marks for the Trilogy lotto game.

The agreement provides that the Chief Executive Officer will receive the following:

1,310,000 common voting shares of stock
3,690 shares of convertible preferred shares
Minimum royalty payments of $100,000 beginning in the year 1999

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
















    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     DECEMBER 31, 1998 AND 1997


NOTE 7   CONVERTIBLE PREFERRED STOCK

As part of the licensing agreement described in footnote number 5, the Chief Executive Officer received 3,690 shares of convertible, non-cumulative voting preferred shares of stock. These shares are convertible at the rate of one preferred share for 1,000 common shares for a total of 3,690,000 common shares.
 There is no expiration date on this option.

NOTE 8   REDEEMABLE PREFERRED STOCK

Regulation S-X of the Securities and Exchange Commission states that preferred stock subject to mandatory redemption requirements must be presented separately in the balance sheet and not be included in the shareholders^ equity section. The non-cumulative, non-voting shares have a redemption value of $10,000 payable from 25% of the company^s quarterly pre-tax earnings as a preferred stock dividend. When the preferred stock dividends paid under this formula equals $10,000 per unit, the preferred unit shares will be terminated on the books of the company.

At December 31, 1998, the company was contingently liable to redeem $60,000 of preferred stock from 25% of pre-tax earnings.

NOTE 9   INCENTIVE QUALIFIED EMPLOYEE STOCK OPTION PLAN

The company has adopted an incentive qualified employee stock option plan. The plan is designed for key employees and will be administered by the Compensation Committee of the Board of Directors and/or the company^s Chief Executive officer. The plan will provide that employee options granted by the company are vested in the employee after services have been performed or after one year of full time employment and may be exercised after the options are vested and prior to the termination date of the vested option. The options are exercisable for $1.25 per share and each option shall be vested for services performed for the company or after one year as a full time employee of the company.

The company granted the chief operating officer the following options:

Three year option for 150,000 shares of common stock from March 1, 1999.

Three year option for 150,000 shares of common stock from March 1, 2000.

The company applied APB Opinion 25 and related interpretations in accounting for this stock option plan. The compensation charge that has been charged against income for the plan was $225,000. Had compensation costs for the company^s plan been determined based on the fair value at the grant date consistent with the method of FASB Statement 123, the company^s net income and earnings per share would have been reduced to the pro forma amounts indicated below:














    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     DECEMBER 31, 1998 AND 1997


NOTE 9   INCENTIVE QUALIFIED EMPLOYEE STOCK OPTION PLAN (CONTINUED)

    As Reported              Pro Forma

Net (loss)    $         913,893   $         874,893

Primary (loss) per share     $         ( 0.37)   $         ( 0.35)

The fair value of the option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 30%, (3) risk-free interest rate of 7.50%, and (4) expected life of 6 years.

A summary of the stock options is as follows:

                   Option Price
    Shares              Per Share

Outstanding at December 31, 1997            0    $         -

Granted during the year           300,000             1.25

Outstanding at December 31, 1998            300,000   $         1.25

The company has reserved 1,500,000 shares from its authorized common stock under its Incentive Qualified Employee stock option plan.

Information regarding stock options outstanding as of December 31, 1998 is as follows:

    Options Outstanding

                                                 Weighted
                                  Weighted            Average
                                  Average             Remaining
    Price                              Exercise            Contractual
    Range               Shares              Price               Life

$        1.25           300,000   $         1.25      3 years, 8 months


                   Options Exercisable

                                  Weighted
                                  Average
    Price                              Exercise
    Range               Shares              Price

$        1.25           0         N/A











TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     DECEMBER 31, 1998 AND 1997


NOTE 10  EXECUTIVE EMPLOYMENT AGREEMENTS

The company has entered into employment contracts with the Chief Executive Officer and Chief Operating Officer. The terms for each agreement are as follows:

Annual base salary of $104,000
$600 monthly automobile allowance
Medical insurance coverage
Annual bonus of $10,000 for each $1,000,000 pre tax earnings
Seven year term for the Chief Executive Officer and five year term for the Chief Operating Officer

NOTE 11  DIRECTORS^ COMPENSATION

The stockholders approved the following compensation for the Directors of the company:

Issuance of common stock

5,000 shares to each director for each full year of service from November 1, 1995 to November 1, 1998 and 10,000 shares for each full year from November 16, 1998.

                And

Bonus

An annual director bonus of up to 1,000 common shares for each $1,000,000 of pre tax earnings generated to the company during each of the company^s fiscal year the director served on the Board of Directors of the Company.

NOTE 12  PUBLIC OFFERING

The Board of Directors have the authority, prior to November 1, 1999, to register with the Securities and Exchange Commission a public offering for up to 10,000,000 common shares of the company^s common stock.

NOTE 13  TRIBAL GAMING CONTRACT

On September 22, 1998, the company entered into a Trilogy Gaming contract with the St. Regis Mohawk Indian Tribe of New York.














    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     DECEMBER 31, 1998 AND 1997


NOTE 14  EXECUTIVE BONUSES

Eight corporation officers have been granted an Executive Bonus program whereby they will receive, for each full year as a full time employee and officer of the company, 10,000 common shares of the company for each $1,000,000 of pre tax earnings generated to the company during the company^s fiscal year.

NOTE 15  ROYALTY TO PHOENIX GAMING CORP

The company has agreed to pay a 2 ^ % royalty to Phoenix Gaming Corp. The royalty will be computed on the company^s gross receipts from the first twenty gaming tables placed with the St. Regis Mohawk Indian Tribe of New York.

NOTE 16  EQUIPMENT LEASE

On October 14, 1998, the company entered into a twenty-four month lease for telecommunication equipment. The monthly lease rentals are predicated upon the number of communication lines connected and it is estimated that the lease rentals will approximate $10,762 per month.

The future minimum annual payments on the lease are:

December 31, 1999  $         129,132
December 31, 2000            107,620

                        $         236,752

The equipment lease expense for 1998 is $21,524.

NOTE 17  RENT

The company rents its office space on a month-to-month basis. The rent expense for 1998 and 1997 was $9,800.

NOTE 18  SUBSEQUENT EVENTS

From January 1, 1999 to February 23, 1999, the company generated $240,950, net of commission, from the issuance of 135,000 shares of common stock with warrants.




    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     DECEMBER 31, 1998 AND 1997


NOTE 19  CONCENTRATION OF RISK

Concentration of risk arises since the company has only one gaming contract and the contract is only in the State of New York.

NOTE 20  STOCK SPLIT

The Board of Directors are authorized to split the company^s outstanding common