Form 10QSB
period 1999-03-31
TRILOGY GAMING CORP
filed 1999-07-30
CIK 94776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1999   Commission File No. 0-6518


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

As of March 31, 1999 there were 3,015,127 shares of Common Stock, .001 Par Value issued and outstanding.

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

The operations of the Company ending 03/31/1999 were financed by selling part of the 98 Units for 480,000 common shares of the Company^s common stock for $2 per share, for $980,000. Each Unit is for $10,000 for 5,000 common shares for $2 per share and (1) one non detachable series A warrant to purchase on or before 6/31/99, 5,000 common shares for $3 per share and (1) one non detachable series B warrant to purchase on or before 12/31/99, 5,000 common shares for $7 per share. As of 03/31/99 the Company had sold 227.5 said Units for $925,000. The Units were sold by Private placement to accredited investors only. With the successful placement of all 98 Units, the Company could finance the first 10 Trilogy pull tab bingo game tables for delivery and the on line game communications operation system to the St Regis Mohawk Tribe pursuant to the St Regis Mohawk 100 Trilogy table game Agreement.
The Company plans to finance 90 additional tables by offering a 20% Revenue Share interest in the first 20 Trilogy pull tab bingo game tables for three years for $1,150,000 by private placement to accredited investors only. The final price and structure of the Unit has not been set by the Company as of 03/31/1999.

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

ITEM 2.  PROPERTIES     None

ITEM 3.  LEGAL PROCEEDINGS   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                               None






PART II

ITEM 5.    MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED

                                         SHAREHOLDER MATTERS.

DECEASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNES None.
 INCREASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNES    394,500
The following table shows the high and low bid prices for the Company^s Common Stock as reported by the NASD electronic bulletin board (Bulletin Board Symbol
--  TGGC) for the year ended December 31,1998.   The company started trading in
the fourth quarter of 1998.


1999                         HIGH      LOW
    FIRST QUARTER  MARCH 31,1999       4.500          3.250
    SECOND QUARTER  JUNE 30,1999
    THIRD QUARTER    SEPTEMBER 30,1999
    FOURTH QUARTER  DECEMBER 31, 1999

Approximate number of equity securities holders:

         Title of Class
Approximate number of

                      Record Holders (as of

                      March 31, 1999

    Common stock  $.001  Par Value
525

Dividends:

    The Company paid no dividends in the years ended December 31, 1997 nor 1998


Recent Sale of Unregistered Securities:

    The Company began a $ 980,000 financing thru the placement of common shares and warrants to be placed only by Qualified Investors. The Company placed 322,000 units @ $2.00 each for a total of $ 645,000 for the year ended 12/31/98. And an additional 165,000 shares for $330,000 in the first quarter of 1999


ITEM 6.  MANAGEMENTS PLAN OF OPERATION.

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

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS FILED

    (A)  Financial Statements.

    (1)  Report of Certified Public Accountants on Schedules as of 03/31/99.
     (I) Audited Balance Sheet ending 03/31/99
    (II) Audited Statement of Operations from 1/1/1989 to 12/31/97
    (III)     Compiled Statement of Changes in Shareholders Equity as of
03/31/99
    (1V) Compiled Statement of Common Stock issued from 1/1/1989 ending 03/31/99 Compiled Statement of Cash Flows from 1/1/1989 ending 03/31/99
Notes to Financial Statements ending 12/31/98 (consisting of 12 Notes)

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

ITEM 10.  EXECUTIVE COMPENSATION AND REMUNERATION

    The following table shows the compensation of each executive officer and significant employee during the fiscal years ended December 31,1996,1997, and 1998.


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


DATED this 13th day of May 1999.


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


Sincerely,
Donald C. Mason
Donald C. Mason
Owner / President



















    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     FINANCIAL STATEMENTS
    MARCH 31, 1999










    TABLE OF CONTENTS

    Page No.


ACCOUNTANTS= REPORT               1

FINANCIAL STATEMENTS

       Balance Sheet              2

       Statements of Operations             3

       Statement of Changes in Shareholders' Equity             4 - 6

       Statement of Common Stock Issued               7 - 8

       Statements of Cash Flows             9 - 10

       Notes to Financial Statements             11 - 16













    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Trilogy Gaming Corporation
Phoenix, Arizona


We have compiled the accompanying balance sheet of Trilogy Gaming Corporation as of March 31, 1999, and the related statements of operations, changes in shareholders= equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As of March 31, 1999 , the company was in the development stage of operations. It is imperative that the company acquire additional financing to fulfill its requirements for its contract with the St. Regis Mohawk Indian Tribe of New York. The financial statements do not include any adjustments that might result if this additional financing is not acquired.





Moffitt & Company, P.C.

May 11, 1999

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     BALANCE SHEET
    MARCH 31, 1999



    ASSETS


CURRENT ASSETS
       Cash and cash equivalents                 $         62,002
       Inventory of tickets, at cost                            55,930

       Prepaid expenses                          3,101



     TOTAL CURRENT ASSETS                                  $         121,033



PROPERTY AND EQUIPMENT
       Construction in process for gaming tables and
          computers                                   458,525



     TOTAL PROPERTY AND EQUIPMENT                                         458,52
5



OTHER ASSETS
       Equipment lease security deposits                             12,506



     TOTAL OTHER ASSETS                                         12,506




     TOTAL ASSETS                                $         592,064

















    LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
       Accounts payable                $         48,653
       Accrued officers= salaries and expenses                            179,56
1

     TOTAL CURRENT LIABILITIES                                  $         228,21
4

REDEEMABLE PREFERRED STOCK
       Non-cumulative, non-voting shares
          Par value $0.01 per share
          Authorized 5,000,000 shares
          Issued and outstanding - 6 shares
              0

SHAREHOLDERS' EQUITY
       Capital stock
          Preferred stock, convertible, non-cumulative
            Voting shares
            Par value $0.01 per share
            Authorized 5,000,000 shares
            Issued and outstanding - 3,690 shares
37
          Common stock
            Par value $0.001 per share
            Authorized 75,000,000 non-cumulative voting shares
            Issued and outstanding - 3,015,127 shares
    3,01
5
       Paid in capital in excess of par value of stock
    2,58
2,217
       Advance on stock subscription                            7,500
       Retained earnings (deficit)                              ( 477,376)
       Deficit accumulated during the development stage
(
1,751,543)

            TOTAL SHAREHOLDERS' EQUITY
363,850

            TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                            $         592,06
4

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT) TO MARCH 31, 1999

                        January 1, 1989
    Three               (Date of
    Months              Inception of
    Ended               Development)
    March 31,           to March 31,
    1999           1999

REVENUE       $         0    $         0

DEVELOPMENT COSTS            119,792             1,751,543

NET (LOSS)         $         ( 119,792)     $         ( 1,751,543)

NET (LOSS) PER COMMON SHARE

       Basic and diluted     $    (    .04)

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic                      2,995,752

       Diluted                         6,985,752


    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
OF DEVELOPMENT) TO MARCH 31, 1999


    Preferred Stock
    (Convertible)            Common Stock
    Shares              Amount              Shares              Amount

BALANCE, JANUARY 1, 1989
   (DATE OF INCEPTION OF
   DEVELOPMENT)              0    $         0              49,985,211     $
    1,9
79
NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1989              0              0              0
    0

BALANCE, DECEMBER 31, 1989             0              0              49,985,211
         1,979

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1990              0              0              0
    0

BALANCE, DECEMBER 31, 1990             0              0              49,985,211
         1,979

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1991              0              0              0
    0

BALANCE, DECEMBER 31, 1991             0              0              49,985,211
         1,979

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1992              0              0              0
    0

BALANCE, DECEMBER 31, 1992             0              0              49,985,211
         1,979

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1993              0              0              0
    0

BALANCE, DECEMBER 31, 1993             0              0              49,985,211
         1,979

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1994              0              0              0
    0

BALANCE, DECEMBER 31, 1994             0              0              49,985,211
         1,979

NET LOSS FOR THE YEAR
  ENDED DECEMBER 31, 1995              0              0              0
    0

BALANCE, DECEMBER 31, 1995             0    $         0              49,985,211
$        1,979










    Paid in                                           Deficit
    Capital                                           Accumulated
    in Excess           Advance             Retained            During the
    of Par              on Stock            Earnings            Development
    Value of Stock      Subscription             (Deficit)           Stage



$        1,003,753 $         0    $         ( 447,376)     $          0


         0              0              0              ( 47,037)

         1,003,753           0              ( 447,376)               ( 47,037)


         0              0              0              ( 160,296)

         1,003,753           0              ( 447,376)               ( 207,333)


         0              0              0              ( 111,886)

         1,003,753           0              ( 447,376)               ( 319,219)


         0              0              0              ( 37,250)

         1,003,753           0              ( 447,376)               ( 356,469)


         0              0              0              ( 52,882)

         1,003,753           0              ( 447,376)               ( 409,351)


         0              0              0              ( 39,250)

         1,003,753           0              ( 447,376)               ( 448,601)


         0              0              0              ( 27,075)

$        1,003,753 $         0    $         ( 447,376)     $         ( 475,676)

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
    OF DEVELOPMENT) TO MARCH 31, 1999


    Preferred Stock
    (Convertible)            Common Stock
    Shares              Amount              Shares              Amount

BALANCE AFTER REVERSE
   STOCK SPLIT -
   MARCH 1, 1996             0    $         0              494,684   $
0

MERGER OF INTERNATIONAL
   LOTTERY PRODUCTIONS LTD.       0              0              1,596,893
    0

ISSUANCE OF COMMON
    STOCK FOR
Cash
         0              0              118,000             118
Royalties               0              0              78,750              0

NET LOSS FOR THE YEAR
   ENDED DECEMBER 31, 1996             0              0              0
    0

BALANCE, DECEMBER 31, 1996             0              0              2,288,327

    2,097

ISSUANCE OF PREFERRED
   STOCK FOR CASH                 3,690               37             0
    0

ISSUANCE OF COMMON
   STOCK FOR
Services rendered            0              0              6,200
62
Cash               0              0              15,000              150

NET LOSS FOR THE YEAR
   ENDED DECEMBER 31, 1997             0              0              0
    0

BALANCE, DECEMBER 31, 1997             3,690     $         37             2,309,
527 $         2,309

















    Paid in                                           Deficit
    Capital                                      Accumulated
    in Excess           Advance             Retained            During the
    of Par              on Stock            Earnings            Development
    Value of Stock      Subscription             (Deficit)           Stage



$        0    $         0    $         0    $         0


         0              0              0              0



         147,382             0              0              0
         0              0              0              0


         0              0              0              ( 167,434)

         1,151,135           0              ( 477,376)               ( 643,110)


         0              0              0              0



         7,688               0              0              0
         34,850              0              0              0


         0              0              0              ( 74,748)

$        1,193,673 $         0    $         ( 477,376)     $         ( 717,858)

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD FROM JANUARY 1, 1989 (DATE OF INCEPTION
    OF DEVELOPMENT) TO MARCH 31, 1999


    Preferred Stock
    (Convertible)            Common Stock
    Shares              Amount              Shares              Amount

ISSUANCE OF COMMON STOCK
   FOR
Cash, net of commission paid                0    $         0              386,50
0   $         387
Services rendered            0              0              50,000
50
Directors= fee               0              0              105,000
105

CORRECTION OF ISSUED
   SHARES               0              0              ( 900)              ( 1)

OUTSTANDING STOCK
   OPTIONS              0              0              0              0

ADVANCE ON STOCK
   SUBSCRIPTION              0              0              0              0

NET LOSS FOR THE YEAR
   ENDED DECEMBER 31, 1998             0              0              0
    0

BALANCE, DECEMBER 31, 1998             3,690               37             2,850,
127           2,850

ISSUANCE OF COMMON
   STOCK FOR CASH, NET OF
   COMMISSIONS PAID               0              0              165,000
    165

NET LOSS FOR THE THREE
   MONTHS ENDED MARCH
   31, 1999             0              0              0              0

BALANCE, MARCH 31, 1999           3,690     $         37             3,015,127
$
         3,015

















    Paid in                                           Deficit
    Capital                                           Accumulated
    in Excess           Advance             Retained            During the
    of Par              on Stock            Earnings            Development
    Value of Stock      Subscription             (Deficit)           Stage



$        627,464   $         0    $         0    $         0
         62,450              0              0              0
         209,895             0              0              0


         0              0              0              0


         225,000             0              0              0


         0              7,500               0              0


         0              0              0              ( 913,893)

         2,318,482           7,500               ( 477,376)               (
1,631,751)



         263,735             0              0              0



         0              0              0              ( 119,792)

$        2,582,217 $         7,500     $         ( 477,376)     $         (
1,751,543)

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENT OF COMMON STOCK ISSUED
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT) TO MARCH 31, 1999


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
10,00
0

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENT OF COMMON STOCK ISSUED (CONTINUED)
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT) TO MARCH 31, 1999


    Date           Number
    Shares              of Shares                          Price
Total
    Issued              Issued              Consideration            Per Share

Consideration

    07/30/98                 5,000     Cash           $         2.00 $
10,00
0
    08/18/98                 5,000     Cash                     2.00
10,00
0
    08/21/98                 5,000     Cash                     2.00
10,00
0
    10/12/98                 5,000     Cash                     2.00
10,00
0
    10/20/98                 10,000    Cash                     2.00
20,00
0
    10/23/98                 5,000     Cash                     2.00
10,00
0
    10/28/98            1    5,000     Cash                     2.00
30,00
0
    11/04/98                 10,000    Cash                     2.00
20,00
0
    11/05/98                 7,500     Cash                     2.00
15,00
0
    11/06/98                 5,000     Cash                     2.00
10,00
0
    11/26/98                 10,000    Cash                     2.00
20,00
0
    11/27/98                 10,000    Cash                     2.00
20,00
0
    12/03/98                 5,000     Cash                     2.00
10,00
0
    12/07/98                 45,000    Cash                     2.00
90,00
0
    12/09/98                 10,000    Cash                     2.00
20,00
0
    12/11/98                 20,000    Cash                     2.00
40,00
0
    12/14/98                 25,000    Cash                     2.00
50,00
0
    12/17/98                 10,000    Cash                     2.00
20,00
0
    12/22/98                 5,000     Cash                     2.00
10,00
0
    12/28/98                 10,000    Cash                     2.00
20,00
0
    12/28/98                 105,000   Directors= fees                    2.00

    210,000
    01/14/99                 5,000     Cash                     2.00
10,00
0
    01/26/99                 65,000    Cash                     2.00
130,0
00
    01/27/99                 5,000     Cash                     2.00
10,00
0
    02/02/99                 15,000    Cash                     2.00
30,00
0
    02/11/99                 7,500     Cash                     2.00
15,00
0
    02/19/99                 25,000    Cash                     2.00
50,00
0
    02/22/99                 5,000     Cash                     2.00
10,00
0
    02/24/99                 10,000    Cash                     2.00
20,00
0
    03/05/99                 12,500    Cash                     2.00
25,00
0
    03/09/99                 5,000     Cash                     2.00
10,00
0
    03/12/99                 5,000     Cash                     2.00
10,00
0
    03/28/99                 5,000     Cash                     2.00
10,00
0

                        3,015,127


    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT) TO MARCH 31, 1999

                        January 1, 1989
    Three               (Date of
    Months              Inception of
    Ended               Development)
    March 31,           to March 31,
    1999           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)       $         ( 119,792)     $         ( 1,751,543)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
             Capital and stock issued for expenses and services           0
         50
5,250
             Merger of International Lottery Productions Ltd.             0
         52
7,608
       Increases (decreases) in:
          Inventory of tickets              ( 55,930)           ( 55,930)
          Prepaid expenses             4,249               ( 3,101)
          Accounts payable             14,803              48,653
          Accrued officers= salaries and expenses               36,463
    179,
561

          NET CASH (USED) BY OPERATING
             ACTIVITIES           ( 120,207)               ( 549,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Construction in process for gaming tables
          and computers           ( 158,628)               ( 458,525)

          NET CASH (USED) BY INVESTING
             ACTIVITIES           ( 158,628)               ( 458,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of company stock,
          net of commissions paid           263,900             1,074,250
       Equipment lease security deposits              0              ( 12,506)
       Advance on stock subscription             0              7,500

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES           263,900             1,069,244

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS    $         ( 14,935) $         61,217


TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENTS OF CASH FLOWS (CONTINUED)
    FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT) TO MARCH 31, 1999

                        January 1, 1989
    Three               (Date of
    Months              Inception of
    Ended               Development)
    March 31,           to March 31,
    1999           1999


CASH AND CASH EQUIVALENTS BALANCE AT
   BEGINNING OF PERIOD  $         76,937    $         785

CASH AND CASH EQUIVALENTS BALANCE AT
   END OF PERIOD   $         62,002    $         62,002

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid         $         0    $         0

       Taxes paid       $         0    $         0

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of company stock for expenses and
          services                     $         505,250

       Issuance of company stock for merger of
          International Lottery Productions Ltd.                $         527,60
8

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     MARCH 31, 1999


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


    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     MARCH 31, 1999


NOTE 2   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN

As of March 31, 1999, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

FAS-7 requires that all development costs be expensed during the development period. The company expensed $119,792 of development costs for the three months ended March 31, 1999 and $1,751,543 from January 1, 1989 (date of inception of development) to March 31, 1999.

The ability of the company to continue as a going concern is dependent on obtaining additional capital and financing to acquire gaming tables, computers and equipment. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

The company began operations at the St. Regis Mohawk Casino on May 4, 1999.

NOTE 3   DEFERRED TAX ASSET

The deferred tax asset arises from the difference between the accounting for development stage costs. For financial statement purposes, development stage costs are expensed as incurred. For tax purposes, these expenses are capitalized and will be amortized over 60 months once operations begin.

The components of the deferred tax asset are as follows:

Deferred tax asset from development costs                  $         756,000
    Less valuation allowance                          756,000

      Net deferred tax asset                $         0

NOTE 4   LICENSING AGREEMENT WITH RELATED PARTY

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

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     MARCH 31, 1999


NOTE 5   BEARER ROYALTY CERTIFICATES

The company has issued 61 five year Trilogy Lotto royalty interests. The royalty units will receive a 6% minimum royalty payment for two years plus a five year royalty of .01% of pre tax income. Payments begin the first year the company receives gross profits and royalty earnings payments from each state lottery marketing the Trilogy Lotto game.

NOTE 6   CONVERTIBLE PREFERRED STOCK

As part of the licensing agreement described in footnote number 4, the Chief Executive Officer received 3,690 shares of convertible, non-cumulative voting preferred shares of stock. These shares are convertible at the rate of one preferred share for 1,000 common shares for a total of 3,690,000 common shares.
 There is no expiration date on this option.

NOTE 7   REDEEMABLE PREFERRED STOCK

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

At March 31, 1999, the company was contingently liable to redeem $60,000 of preferred stock from 25% of pre-tax earnings.

NOTE 8   INCENTIVE QUALIFIED EMPLOYEE STOCK OPTION PLAN

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

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     MARCH 31, 1999


NOTE 8   INCENTIVE QUALIFIED EMPLOYEE STOCK OPTION PLAN (CONTINUED)

A summary of the stock options is as follows:

                   Option Price
    Shares              Per Share

Outstanding at January 1, 1999              300,000             1.25

Granted during the year           0              0

Outstanding at March 31, 1999               300,000   $         1.25

The company has reserved 1,500,000 shares from its authorized common stock under its Incentive Qualified Employee stock option plan.

Information regarding stock options outstanding as of March 31, 1999 is as follows:

    Options Outstanding

                                                 Weighted
                                  Weighted            Average
                                  Average             Remaining
    Price                              Exercise            Contractual
    Range               Shares              Price               Life

$        1.25           300,000   $         1.25      3 years, 5months


                   Options Exercisable

                                  Weighted
                                  Average
    Price                              Exercise
    Range               Shares              Price

$        1.25           0         N/A


TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     MARCH 31, 1999


NOTE 9   EXECUTIVE EMPLOYMENT AGREEMENTS

The company has entered into employment contracts with the Chief Executive Officer and Chief Operating Officer. The terms for each agreement are as follows:

A.  Annual base salary of $104,000
B.  $600 monthly automobile allowance
C.  Medical insurance coverage
D.  Annual bonus of $10,000 for each $1,000,000 pre tax earnings
E. Seven year term for the Chief Executive Officer and five year term for the Chief Operating Officer

NOTE 10  DIRECTORS= COMPENSATION

The stockholders approved the following compensation for the Directors of the company:

A.  Issuance of common stock

5,000 shares to each director for each full year of service from November 1, 1995 to November 1, 1998 and 10,000 shares for each full year from November 16, 1998.

                and

B.  Bonus

An annual director bonus of up to 1,000 common shares for each $1,000,000 of pre tax earnings generated to the company during each of the company=s fiscal year the director served on the Board of Directors of the Company.

NOTE 11  PUBLIC OFFERING

The Board of Directors have the authority, prior to November 1, 1999, to register with the Securities and Exchange Commission a public offering for up to 10,000,000 common shares of the company=s common stock.

NOTE 12  TRIBAL GAMING CONTRACT

On September 22, 1998, the company entered into a Trilogy Gaming contract with the St. Regis Mohawk Indian Tribe of New York. The company began operation at this casino on May 4, 1999.

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     MARCH 31, 1999


NOTE 13  EXECUTIVE BONUSES

Eight corporation officers have been granted an Executive Bonus program whereby they will receive, for each full year as a full time employee and officer of the company, 10,000 common shares of the company for each $1,000,000 of pre tax earnings generated to the company during the company=s fiscal year.

NOTE 14  ROYALTY TO PHOENIX GAMING CORP

The company has agreed to pay a 2 2 % royalty to Phoenix Gaming Corp. The royalty will be computed on the company=s gross receipts from the first twenty gaming tables placed with the St. Regis Mohawk Indian Tribe of New York.

NOTE 15  EQUIPMENT LEASE

On October 14, 1998, the company entered into a twenty-four month lease for telecommunication equipment. The monthly lease rentals are predicated upon the number of communication lines connected and it is estimated that the lease rentals will approximate $10,762 per month.

The future minimum annual payments on the lease are:

March 31, 1999               $         129,132
March 31, 2000                         75,334

                             $         204,466

The equipment lease expense for the three months ended March 31, 1999 is $32,286.

NOTE 16  RENT

The company rents its office space on a month-to-month basis. The rent expense for the three months ended March 31, 1999 is $2,520.

NOTE 17  CONCENTRATION OF RISK

Concentration of risk arises since the company has only one gaming contract and the contract is only in the State of New York.

NOTE 18  STOCK SPLIT

The Board of Directors are authorized to split the company=s outstanding common shares up to a total of five for one. This authorization expires on December 31, 1999.