Form 10QSB
period 1999-06-30
TRILOGY GAMING CORP
filed 1999-10-01
CIK 94776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1999    Commission File No.
0-6518


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

     Yes   x         No

The Issuer's Revenue for the most recent fiscal year was
$  00.00

As of June 30, 1999 there were 3,035,752  shares of Common
Stock, .001 Par Value issued and
outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There is no annual report, proxy statement, or prospectus to incorporate by reference.
PART I

      ITEM 1.  BUSINESS OF THE COMPANY

The name of the Company is Trilogy Gaming Corporation, incorporated in the State of Delaware on 3/7/1972.


The Company's address is 1717 E. Bell  Road, Suite 12,  Phoenix,
Arizona 85022  (602) 788-5801.

The Company  is a public Trading company.   The Company's trading
symbol listed with the National
Association of Securities Dealers Automated Quotation ("NASDAQ")
System , on the Bulletin Board, is
"TGGC". As a reporting company, the Company intends to furnish its shareholders with annual reports containing financial statements and may distribute other information from time to time.

All outstanding Common Shares, excluding control persons holding
10% or more of the common stock of
the Company and all restricted shares, are eligible to be sold in the open market. Sales of substantial amounts of common stock of the Company in a public market, may have a depressive effect on the market price of the common stock.



THE COMPANY'S AUTHORIZED CAPITAL

75,000,000 Common non-cumulative voting shares, par value $0.001 per share,
5,000 Preferred non-cumulative voting shares, par value $0.01 per share
5,000 Preferred non-cumulative, non-voting shares, par value
$0.01 per share
Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Holders of common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore after preferred dividend payments have been paid to the Preferred shares.

BUSINESS OF THE COMPANY

The Company has from the patent owner, who is the CEO, President and majority shareholder of the
Company, the exclusive license for the United States to patent # 5,158,293 (referred to in this document as the Trilogy progressive jackpot tab/lotto type game) and patent #2,128,150 for the trade name "Trilogy" and the " Game with Multiple Incentives and Multiple Levels of Game Play and combination Lottery
Game" With Time of Purchase Win Progressive Jackpot" .


The operations of the Company ending 06/30/1999 were financed by selling a 98 Unit private placement for 480,000 common shares of the Company's common stock for $2 per share, for $980,000. Each Unit is for $10,000 for 5,000 common shares for $2 per share and (1) one non detachable series A warrant to purchase on or before 12/31/99, 5,000 common shares for $3 per share and (1) one non detachable series B warrant to purchase on or before 6/30/2000, 5,000 common shares for $7 per share. As of 06/30/99 the Company had sold all 490,000 shares for $980,000. The Units were sold by Private placement to accredited investors only.


The Law firm of Snell & Wilmer of Phoenix, AZ has given its legal opinion to the Company that the Trilogy multiple jackpot game is a Class II game pursuant to the definitions set forth by the United States
Congress to NIGC and has submitted the Company's Trilogy scratch tab game to the NIGC for Class II classification or Class II use. The Company cannot state the length of NIGC classification review process.



SUMMARY PATENT LICENSE AGREEMENTS

Wayne Mullins, the Company's CEO, President and Director, owns patent # 5,158,293 "Lottery game and method for playing same" and Trilogy trademark patent Reg. #
1,533,082.  In 1993 Mr. Mullins granted
the exclusive U. S. licensee agreement to patent # 5,158,293 and Reg. # 1,533,082 to the Company, which states in part that;

Licensee (the Company) will pay Licensor (Mr. Mullins): 1% Royalties payments due and payable to
Licensor by the end of each month for all royalties earned by the end of the preceding month along with an accurate accounting of all sales/revenues covered by the license agreement. Said minimum royalty payments are due December 31 of each year of the license agreement and payable to Licensor or his assigns on or before 30 days following each said minimum royalty payment due date. (ii) 1,310,00 common voting shares of Trilogy Gaming Corporation and (iii) 3,690 convertible non-voting preferred shares issued to Licensor. Said preferred shares shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of TGC or its successors common stock until all said preferred shares and splits therefrom have been issued to Licensor. For each 1,000 new common shares issued by the Company, from time to time, Beginning March 1, 1998, said Preferred shares are convertible at the rate of "one Preferred share for 1,000 common shares" until all said preferred shares have been converted. The licensee Agreement renews annually providing the License is not in default.


Mr. Mullins is the inventor of the " Game with Multiple
Incentives and multiple Levels of Game Play and combination Lottery Game With Time of Purchase Win Progressive
Jackpot" (patent pending) and
referred to in this document as the Trilogy 9-Jackpot tab/card table game. Mr. Mullins Licensed the Company the Trilogy 9-Jackpot tab/card table game, which states in part that:

Licensee (the Company) will pay Licensor (Mr. Mullins): [i] a royalty of one percent (1%) of the gross dollar amount, of all revenues generated from all game plays (excluding revenues generated from patent #
5,158,293) and progressive jackpot "drops" generated directly or indirectly by Licensee, its agents and/or sub-licensees, who use any part of above stated invention to generate game play and/or multiple progressive jackpot game plays, or the annual minimum royalty payment of $50,000, whichever is greater.
Royalties are due and payable to Licensor by the end of each month for all royalties earned by the end of the preceding month along with an accurate accounting of all sales/revenues covered by the license agreement. Said minimum royalty payments are due December 31 of each year of the license agreement and payable to Licensor or his assigns on or before 30 days following each said minimum royalty payment due date. and [ii] 3,500 convertible non-voting preferred shares issued to Licensor. Said preferred shares shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of TGC or its successors common stock until all said preferred shares and splits therefrom have been issued to Licensor. For each 1,000 new common shares issued by the Company, from time to time, Beginning January 2, 2000, said Preferred shares are convertible at the rate of "one Preferred share for 1,000 common shares" until all said preferred shares have been converted. The licensee Agreement renews annually providing the License is not in default.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None






PART II

ITEM 5.    MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED



SHAREHOLDER MATTERS.

A.  DECEASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNES
     None.
B.   INCREASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNES
     185,625

The following table shows the high and low bid prices for the
Company's Common Stock as
reported by the NASD electronic bulletin board (Bulletin Board
Symbol  --  TGGC) for the year
ended December 31,1998.   The company started trading in the
fourth quarter of 1998.


1999                     HIGH      LOW
     FIRST QUARTER  MARCH 31,1999       4.500          3.250
     SECOND QUARTER  JUNE 30,1999       2.500          1.500
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
              525

Dividends:

     The Company paid no dividends in the years ended December
31, 1997 nor 1998


Recent Sale of Unregistered Securities:

     The Company began a  $ 980,000 financing thru the placement of  common shares and warrants
to be placed only by Qualified Investors.   The Company placed
322,000 units @ $2.00 each for a total of $ 645,000 for the year ended 12/31/98. And an additional
185,625 shares for $635,000 in the first half of 1999


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

The Company does not plan to operate or manage any gaming enterprise marketing Trilogy scratch tabs.
The primary business of the Company is to sell its Trilogy scratch tabs on consignment, administer the progressive jackpots and communication system. Therefore, the Company's work force should be relatively small. Most of the Company's work should be performed by experienced contracted manufacturers, installers, dispenser hardware and software, tab manufacturers, technicians, field consultants and commissioned sales professionals.

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

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS FILED

     (A)  Financial Statements.

     (1) Report of Certified Public Accountants on Schedules as of 03/31/99.
      (I) Compiled Balance Sheet ending 06/30/99
     (II) Audited Statement of Operations from 1/1/1989 to
12/31/97
     (III)Compiled Statement of Changes in Shareholders Equity as of 06/30/99
     (1V) Compiled Statement of Common Stock issued from 1/1/1989 ending 06/30/99
Compiled Statement of Cash Flows from 1/1/1989 ending 06/30/99 Notes to Financial Statements ending 06/30/99 (consisting of 15 Notes)

     (B) No reports on Form 8-K have been filed during any quarter from 10-1-77 to 9-31-98.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING
AND FINANCIAL DISCLOSURE.     None


PART III

ITEM 9. DIRECTORS OF THE REGISTRANT

Wayne Mullins age 62.  CEO/President and Director.   He is a
former Insurance Executive and inventor
holding several patents. The United States Patent Office granted Mr. Mullins the registered trademark
Trilogy ( and a patent for his Trilogy "Lotto game and method for playing same". Mr. Mullins has licensed his patent, registered trademark and patent pending to the Company.

Mike Maledon, age 47.  Chief Operating Officer, Secretary,
Treasurer and Director. He has held senior financial and controllership management positions with American
Express, American Hospital Supply
Corp. and Bally Mfg. Corporation.

Jim Holmes,  Director. age 56.   He is President of Multimedia
Games Inc.  MG provides the
communications network and its "MegaMania" bingo game played from 3,200 bingo machines at Tribal
bingo/casinos located in multiple states.   He is former
Executive Vice-President of Gamma International and directed the company's satellite network marketing program for its "Million Dollar Mega Bingo" played in multiple Indian Gaming locations. He is the former Missouri Lottery Director.


John Wertheim,  Director. age 55.   President and Director of
Single Stick, Inc., Phoenix, Arizona, SSI packages and markets individually packaged premium and miniature cigars. He is the former President and CEO of J. W. & Associates, a consulting firm specializing in providing financing capital to small to medium size companies. He is a Founder of First Business Bank of Arizona which begin operations in
1985. FBA was merged with Century Bank, the name was changed to Caliber Bank in 1990. During Mr.
Wertheim's tenure as President and CEO of Caliber Bank, CB grew to $250 million in assets with nine branches. He is the former President and CEO of Valley Bank Corp., Inc. and Valley Bank of Arizona, a full-service commercial and consumer bank service Phoenix, Arizona


Robert Rettig, age 70.  Director.  Former Executive
Vice-President of Illinois Tool Works, Inc. from 1983 to 1990. He is presently a TWI Director and consultant. From
1976 to 1983 he was President of
Packaging Systems and Instrument Group.

Joseph M. Imhoff Director Mr. Imhoff is a Senior VP of Peacock, Hislop,Stanley & Givens, Inc. A Securities brokerage firm Phoenix,AZ. Mr. Imhoff has been in the investment banking and bond underwriting business for the past 40 years.
Prior to his moving to Scottsdale AZ he was Exwcutive VP and Director of a Denver based NYSE firm. Mr. Imhoff has been involved in numerous national and regional investment banking organizations as both a Director and a Officer.


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


Name and       Year Salary    Bonus     Restricted     Securities
     All Other
Principal Position                 Stock          Underlying
     Compensation
                                  Award(s)  Options
                                    ($)       (#)

                1999 18,000
Wayne Mullins       1998 36,235
President CEO       1997 17,750
                    1996 22,276



                 1999   0
Michael Maledon     1998   0         62,500         50,000
   Coo              1997   0
Secretary/Treasurer 1996   0





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
     Title of Class Name and Address    Type of   Amount
   Percent
     Ownership Owned     of Class

     Common Voting  Wayne Mullins  Restrictive    1,265,000 41.7%
     Stock Par Value     1717 E. Bell Rd, # 12
     $0.001 Per share    Phoenix, AZ 85022

 (B) Equity Securities of the Registrant beneficially owned directly or indirectly by all directors and officers of the Registrant as a group.


     (1)  (2)  (3)
     Title of Class Amount Beneficially Owned     Percent of
Class
     Common Voting Stock 1,596,260                    51.5%
     Par Value $0.001 Per share


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

B. No Director, Officer or person holding an excess of ten percent (10%) of the outstanding securities of the Registrant, or any relative or spouse of any such persons or relative or spouse of such person, had any interest in any transactions or presently proposed transactions to which the
Registrant was a party, except Registrants patent licensor Wayne Mullins, who is a Director and Officer of Registrant.

B. No Director or Officer of the Registrant or associate of any such Director or Officer has been indebted to the Registrant from 12/ 31/ 1997 to 6/30/ 1999.

C. There were no transactions since the beginning of the Registrant's last fiscal year (December
31, 1997), and are presently no proposed transactions wherein any retirement, saving or other similar plan will be provided by the Registrant to any person.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

none



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED this 8th day of September 1999.


TRILOGY GAMING CORPORATION


     By: __________________________________________
     Mike Maledon, Chief Operating Officer and Secretary














    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     FINANCIAL STATEMENTS
    JUNE 30, 1999



    TABLE OF CONTENTS

         Page No.


ACCOUNTANTS' REPORT               1

FINANCIAL STATEMENTS

       Balance Sheet              2

       Statement of Operations              3

       Statement of Changes in Shareholders' Equity             4 - 6

       Statement of Cash Flows              7 - 8

       Notes to Financial Statements             9 - 14













    ACCOUNTANTS' REPORT



To the Board of Directors and Shareholders
Trilogy Gaming Corporation
Phoenix, Arizona


We have reviewed the accompanying balance sheet of Trilogy Gaming Corporation as of June 30, 1999, and the related statements of operations, changes in shareholders' equity and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.
All information included in these financial statements is the representation of the management of Trilogy Gaming Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




Moffitt & Company, P.C.
Scottsdale, Arizona

August 30, 1999


selected financial data
    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     BALANCE SHEET
    JUNE 30, 1999



    ASSETS

CURRENT ASSETS
       Cash and cash equivalents                      $         4,315
       Inventory of tickets, at cost                                 55,930



         TOTAL CURRENT ASSETS                                   60,245




PROPERTY AND EQUIPMENT
       Construction in process for gaming tables and
          computers                                   571,743



         TOTAL PROPERTY AND EQUIPMENT                                571,743



OTHER ASSETS
       Equipment lease security deposits                                  12,506



         TOTAL OTHER ASSETS                                12,506




         TOTAL ASSETS                                 644,494



















selected financial data




    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                     $         120,850
       Accrued officers' salaries and expenses                            231,36
1

         TOTAL CURRENT LIABILITIES                                   352,211

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

37
          Common stock
            Par value $0.001 per share
            Authorized 75,000,000 non-cumulative voting shares
            Issued and outstanding - 3,035,752 shares
3,036
       Paid in capital in excess of par value of stock

2,603,596
       Advance on stock subscription
7,500
       Retained earnings (deficit)                                        (
477,376)
       Deficit accumulated during the development stage                   (
1,844,510)

            TOTAL SHAREHOLDERS' EQUITY
292,283

            TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                644,494

selected financial data

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENT OF OPERATIONS
    FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
    TO JUNE 30, 1999

                                                 January 1, 1989
                        Six            (Date of
                        Months              Inception of
                        Ended               Development)
                        June 30,            to June 30,
                        1999           1999


REVENUE                 0         0

DEVELOPMENT COSTS            212,759        1,844,510

NET (LOSS)         $         ( 212,759)          ( 1,844,510)

NET (LOSS) PER COMMON SHARE

       Basic and diluted     $         ( .07)

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic                 3,009,919




selected financial data

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
OF DEVELOPMENT) TO JUNE 30, 1999


                   Preferred Stock
                   (Convertible)            Common Stock
                   Shares              Amount              Shares         Amount


BALANCE, JANUARY 1, 1989
   (DATE OF INCEPTION OF
   DEVELOPMENT)              0    $         0              49,985,211     1979
    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1989               0              0              0
    0

BALANCE, DECEMBER 31, 1989             0              0              49,985,211
1,979

    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1990               0              0              0
    0

BALANCE, DECEMBER 31, 1990             0              0              49,985,211
1,979

    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1991               0              0              0
    0

BALANCE, DECEMBER 31, 1991             0              0              49,985,211
1,979

    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1992               0              0              0
    0

BALANCE, DECEMBER 31, 1992             0              0              49,985,211
1,979

    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1993               0              0              0
    0

BALANCE, DECEMBER 31, 1993             0              0              49,985,211
1,979

    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1994               0              0              0
    0

BALANCE, DECEMBER 31, 1994             0              0              49,985,211
1,979

    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1995               0              0              0
    0

BALANCE, DECEMBER 31, 1995             0    $         0              49,985,211
1,979













selected financial data


                   Paid in                                           Deficit
                   Capital                                           Accumulated
                   in Excess           Advance             Retained
Durin
g the
                   of Par              on Stock            Earnings
Devel
opment
                   Value of Stock      Subscription             (Deficit)
    Stag
e


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
    (
475,676)













selected financial data

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
    OF DEVELOPMENT) TO JUNE 30, 1999


                   Preferred Stock
                   (Convertible)            Common Stock
                        Shares              Amount              Shares    Amount


    BALANCE AFTER REVERSE
       STOCK SPLIT -
       MARCH 1, 1996              0    $         0              494,684   $
0

    MERGER OF INTERNATIONAL
       LOTTERY PRODUCTIONS LTD.             0              0              1,596,
893      0

    ISSUANCE OF COMMON
        STOCK FOR
Cash
         0              0              118,000        118
         Royalties           0              0              78,750         0

    NET LOSS FOR THE YEAR
       ENDED DECEMBER 31, 1996              0              0              0
    0

BALANCE, DECEMBER 31, 1996             0              0              2,288,327
2
,097

    ISSUANCE OF PREFERRED
       STOCK FOR CASH             3,690               37             0
0

    ISSUANCE OF COMMON
       STOCK FOR
         Services rendered             0              0              6,200
    62
         Cash           0              0              15,000         150

    NET LOSS FOR THE YEAR
       ENDED DECEMBER 31, 1997              0              0              0
    0

BALANCE, DECEMBER 31, 1997             3,690     $         37             2,309,
527       2,309


















selected financial data



                   Paid in                                           Deficit
                   Capital                                      Accumulated
                   in Excess           Advance             Retained
Durin
g the
                   of Par              on Stock            Earnings
Devel
opment
                   Value of Stock      Subscription             (Deficit)
    Stag
e




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
    (
717,858)




selected financial data
    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD FROM JANUARY 1, 1989 (DATE OF INCEPTION
    OF DEVELOPMENT) TO JUNE 30, 1999


                   Preferred Stock
                   (Convertible)            Common Stock
                   Shares              Amount              Shares         Amount



    ISSUANCE OF COMMON STOCK
       FOR
         Cash, net of commission paid       0    $         0              386,50
0   387
         Services rendered             0              0              50,000
50
         Directors' fee           0              0              105,000   105

    CORRECTION OF ISSUED
       SHARES           0              0              ( 900)    ( 1)

    OUTSTANDING STOCK
       OPTIONS               0              0              0         0

    ADVANCE ON STOCK
       SUBSCRIPTION               0              0              0         0

    NET LOSS FOR THE YEAR
       ENDED DECEMBER 31, 1998              0              0              0
    0

BALANCE, DECEMBER 31, 1998             3,690               37             2,850,
127 2,850

    ISSUANCE OF COMMON
       STOCK FOR CASH, NET OF
       COMMISSIONS PAID           0              0              185,625
186

    NET LOSS FOR THE SIX
       MONTHS ENDED JUNE
       30, 1999              0              0              0         0

BALANCE, JUNE 30, 1999            3,690     $         37             3,035,752
3
,036



















selected financial data




                   Paid in                                           Deficit
                   Capital                                           Accumulated
                   in Excess           Advance             Retained
Durin
g the
                   of Par              on Stock            Earnings
Devel
opment
                   Value of Stock      Subscription             (Deficit)
    Stag
e


              $         627,464   $         0    $         0    $         0
                        62,450              0              0              0
                        209,895             0              0              0


                        0              0              0              0


                        225,000             0              0              0


                        0              7,500               0              0


                        0              0              0              ( 913,893)

                        2,318,482           7,500               ( 477,376)
         (
1,631,751)



                        285,114             0              0              0



                        0              0              0              ( 212,759)

              $         2,603,596 $         7,500   $      ( 477,376)

(1,844,510)





selected financial data
    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENT OF CASH FLOWS
    FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
    TO JUNE 30, 1999

                                            January 1, 1989
                        Six            (Date of
                        Months              Inception of
                        Ended               Development)
                        June 30,            to June 30,
                        1999           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)  $         (212,759)      ( 1,844,510)
       Adjustments to reconcile net (loss) to net cash
          (used) by operating activities:
             Capital and stock issued for expenses and services           0
         50
5,250
             Merger of International Lottery Productions Ltd.             0
         52
7,608
       Increases (decreases) in:
          Inventory of tickets              ( 55,930)      ( 55,930)
          Prepaid expenses             7,350          0
          Accounts payable             87,000         120,850
          Accrued officers' salaries and expenses               88,263
231,3
61

          NET CASH (USED) BY OPERATING
             ACTIVITIES           ( 86,076)      ( 515,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Construction in process for gaming tables
          and computers           ( 271,846)          ( 571,743)

          NET CASH (USED) BY INVESTING
             ACTIVITIES           ( 271,846)          ( 571,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of company stock,
          net of commissions paid           285,300        1,095,650
       Equipment lease security deposits              0         ( 12,506)
       Advance on stock subscription             0         7,500

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES           285,300        1,090,644

NET INCREASE IN CASH AND
    CASH EQUIVALENTS    $         72,622    $    3,530









selected financial data



TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    STATEMENT OF CASH FLOWS (CONTINUED)
    FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
    FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
    TO JUNE 30, 1999

                                                 January 1, 1989
                        Six            (Date of
                        Months              Inception of
                        Ended               Development)
                        June 30,            to June 30,
                        1999           1999

CASH AND CASH EQUIVALENTS BALANCE AT
   BEGINNING OF PERIOD  $         76,937    $         785

CASH AND CASH EQUIVALENTS BALANCE AT
   END OF PERIOD   $         4,315     $         4,315

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid    $         0    $         0

       Taxes paid  $         0    $         0

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of company stock for expenses and
          services                $         505,250

       Issuance of company stock for merger of
          International Lottery Productions Ltd.           $         527,608



    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     JUNE 30, 1999


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

    Cash and Cash Equivalents

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


    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     JUNE 30, 1999


NOTE 2   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN

    As of June 30, 1999, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial
Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

    FAS-7 requires that all development costs be expensed during the development period. The company expensed $212,759 of development costs for the six months ended June 30, 1999 and $1,844,510 from January 1, 1989 (date of inception of development) to June 30, 1999.

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

The components of the deferred tax asset are as follows:

Deferred tax asset from development costs    756,000
Less valuation allowance                     756,000
          Net deferred tax asset              0
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











    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     JUNE 30, 1999


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

    At June 30, 1999, the company was contingently liable to redeem $60,000 of preferred stock from 25% of pre-tax earnings.

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

    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     JUNE 30, 1999


NOTE 8   INCENTIVE QUALIFIED EMPLOYEE STOCK OPTION PLAN (CONTINUED)

         A summary of the stock options is as follows:

              Option Price
              Shares         Per Share

Outstanding at January 1, 1999  300,000          1.25

Granted during the year               0          0

Outstanding at June 30, 1999    300,000          1.25

The company has reserved 1,500,000 shares from its
 authorized common stock under its Incentive Qualified
Employee stock option plan.

    Information regarding stock options outstanding as of June 30, 1999 is as follows:

              Options Outstanding

 Weighted          Weighted            Average
 Average           Remaining
 Price             Exercise       Contractual
 Range             Shares              Price     Life

1.25               300,000   $         1.25 3 years, 2months

                        Options Exercisable

                                            Weighted
                                            Average
              Price                              Exercise
              Range               Shares              Price

         $         1.25           0         N/A


TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     JUNE 30, 1999


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

NOTE 10  DIRECTORS' COMPENSATION

    The stockholders approved the following compensation for the Directors of the company:

A.  Issuance of common stock

              5,000 shares to each director for
each full year of service from November 1, 1995 to November 1, 1998 and 10,000 shares for each full year from November 16, 1998.

                                   and

B.  Bonus

    An annual director bonus of up to 1,000 common shares for each $1,000,000 of pre tax earnings generated to the company during each of the company's fiscal year the director served on the Board of Directors of the Company.

NOTE 11  PUBLIC OFFERING

    The Board of Directors have the authority, prior to November 1, 1999, to register with the Securities and Exchange Commission a public offering for up to 10,000,000 common shares of the company's common stock.

NOTE 12  EXECUTIVE BONUSES

    Eight corporation officers have been granted an Executive Bonus program whereby they will receive, for each full year as a full time employee and officer of the company, 10,000 common shares of the company for each $1,000,000 of pre tax earnings generated to the company during the company's fiscal year.











    TRILOGY GAMING CORPORATION
    (A DEVELOPMENT STAGE COMPANY)
    NOTES TO FINANCIAL STATEMENTS
     JUNE 30, 1999


NOTE 13  RENT

    The company rents its office space on a month-to-month basis. The rent expense for the six months ended June 30, 1999 is $5,040.

NOTE 14  STOCK SPLIT

    The Board of Directors are authorized to split the company's outstanding common shares up to a total of five for one. This authorization expires on December 31, 1999.

NOTE 15  WARRANTS TO ACQUIRE COMMON STOCK

    The company has issued the following
common stock warrants:

         1 Series A warrant to acquire 566,825 common shares on or before December 31, 1999 for the price of $3.00 per share

                                       and

         1 Series B warrant to acquire 566,825 common shares on or before June 30, 2000 for the price of $7.00 per share