Form 10QSB
period 1999-09-30
TRILOGY GAMING CORP
filed 2000-02-24
CIK 94776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB


Securities and exchange commission
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1999    Commission File No. 0-6518


TRILOGY GAMING CORPORATION


State of Incorporation  I.R.S. Employer Identification No.
Delaware 87-0280129

1717 E. Bell Road, Suite 12
Phoenix, Arizona 85022
Telephone: (602) 788_5801



Securities Registered Pursuant to Section 12 (b) of this Act:


Title of Each Class Name of Each Exchange on Which Registered.  None


Securities Registered Pursuant to Section 12 (g) of this Act:   None


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


As of September 30, 1999 there were 3,130,272 shares of Common Stock, .001 Par Value issued and outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

Exhibit A.    Financial Statements Ending September 30, 1999.
Exhibit B.    1999 Annual Report to the Shareholders of Trilogy Gaming
Corporation.
Exhibit C.     Notice of the Annual Meeting of the Shareholders of Trilogy
Gaming Corporation.





PART I

ITEM 1.  THE COMPANY

The name of the Company is Trilogy Gaming Corporation, incorporated in the State of Delaware on 3/7/1972.

The Company's address is 1717 E. Bell Road, Suite 12,  Phoenix, Arizona 85022
(602) 788-5801.

The Company  is a public Trading company.   The Company's trading symbol listed
with the National Association of
Securities Dealers Automated Quotation ("NASDAQ") System, on the Bulletin Board, is "TGGC". As a reporting company, the Company intends to furnish its shareholders with annual reports containing financial statements and may distribute other information from time to time.

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

THE BUSINESS OF THE COMPANY

The Company has from the patent owner, who is the CEO, President and majority shareholder of the Company, the exclusive license for the United States to patent # 5,158,293 (referred to in this document as the Trilogy progressive jackpot tab/lotto type game) and patent #2,128,150 for the trade name "Trilogy" and the " Game with Multiple
Incentives and multiple Levels of Game Play and combination Lottery Game" With Time of Purchase Win Progressive
Jackpot".

The operations of the Company ending 09/30/1999 were financed by selling 101 Units for 505,000 common shares of the Company's common stock for $2 per share, for $1,010,000. Each Unit is for $10,000 for 5,000 common shares for $2 per share and (1) one non detachable series A warrant to purchase on or before 6/31/2000, 5,000 common shares for
$3 per share and (1) one non detachable series B warrant to purchase on or before 12/31/2000, 5,000 common shares for $7 per share. The Units were sold by private placement to accredited investors only. From the placement of the 101 Units, the Company financed administration, and the on line game communications operation systems development and manufacturing of its Trilogy pull tab bingo game tables for the St Regis Mohawk Tribe pursuant to the St Regis Mohawk 100 Trilogy table game Agreement.

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

The Company entered into an agreement with St Regis Indian Mohawk Tribe for 100 Trilogy Table games that allowed the Company to market its Trilogy game to the St. Regis license until the NIGC Class II classification could be obtained by the Company. The St. Regis Tribe was the only operating casino that would take this risk, contemplating that the game and the devise would eventually be classified as a class II operation.

The Casino Dealer for each Table handles all the cash including the payment for the ticket and the use of Casino chips for the payment of certain winning tickets. The use of the table to dispense the Trilogy progressive ticket also created many new equipment communication requirements that had not been tested as of that time.
An electronic BINGO scratcher game was designed on paper and Phoenix Gaming International Inc. of Las Vegas was assigned the task of creating the table from scratch. The use of the electronic buttons to the design of the specialty dispensers were all fabricated as the table was being developed. The actual production of the table and the bases was a difficult, time consuming and costly process. The table with the eye catching blue felt and blinking BINGO lamps was very well received especially at the April Indian Gaming show in Tucson, Arizona. However, the real obstacle to the game design was the creation and implementation of the communication systems required to run the game individually and collectively. Each table was really eight stations, each station had to talk to each other and each table needed to talk to each other and each casino needed to talk to each other. This communication system although easily drawn on paper was not a easy task in the field. A communications company, Cybernet Ventures of
Las Vegas, recommended by Phoenix Gaming to create and install the required computers, hubs, routers and T-1 communication lines was woefully unqualified to complete the communication system. This not only cost a lot of lost time but was also very costly financially. The Company was determined to complete the implementation, if only at the one Casino.

During this time, early 1999, the weather in upper New York was the worst it has been in five years. The snowfall crippled the area causing extensive delays in the implementation. The implementation at the St. Regis Bingo Palace was laden with extensive delays due to faulty electric supply and general labor to complete the required tasks. The implementation was originally scheduled to be completed by the end of February, 1999. The actual first date that the game was ready to be kicked off was the end of April, 1999 but this only included four tables, again this change was the result of the extensive difficulties with the on site, off site communication systems.

After much time and expense, it became obvious to the Company that the St. Regis Mohawk Bingo Place was not ready or familiar with the operating requirements of casino style table games in a bingo hall environment. Trilogy trained potential dealers and pit crew personnel including extensive internal controls for both the game operation and money control. Trilogy even paid for the first two weeks of this training and potential implementation. In short, the implementation took an extremely long time and caused great concern for the St. Regis Tribe.

PGI produced 10 of the 30 tables ordered by the Company of which 9 were sent to the St Regis Reservation in NY for assembly by PGI. 8 were placed on the floor of the Mohawk bingo Palace of which PGI, after a considerable amount of time and expense to TGC, made only 4 of the 8 tables operational to dispense and play the Trilogy tab/bingo game without the wide area communications system functioning as specified and paid for by TGC.

During the later stages of the implementation, the St. Regis Tribal Council changed. The new Tribal Council begin to concentrate on class III gambling and used all the delays and alleged confusion as an excuse to cancel the Trilogy table contract and to remove the tables from the Mohawk Bingo Palace. The Company was informed of this decision after the tables were removed and placed in a storage facility on the reservation. Thus today the Company owns 10 tables, in storage, and 20 additional tables in various stages of assembly, that are not class II approved and not likely to be approved by NIGC in the near future. Via positive conversations with NIGC committee members at the St. Regis while the tables were being tested, it is very likely that when new licenses are awarded that this game and table devise will meet all the requirements of current class II criteria. The end result is that after many months of in the field designing a game from scratch and significant dollars expended to accomplish this result, the game and the tables work at least in one location. However, there is no Indian casino that has committed to take a chance on placement of the Trilogy bingo table game until the table game is first classified as a class II game.

SUMMARY PATENT LICENSE AGREEMENTS

Wayne Mullins, the Company's CEO, President and Director, owns patent # 5,158,293 "Lottery game and method for playing same" and Trilogy trademark patent Reg. # 1,533,082. In 1993 Mr. Mullins granted the exclusive U. S. licensee agreement to patent # 5,158,293 and Reg. # 1,533,082 to the Company, which states in part that;

Pursuant to the License Agreement, the Company is required to pay Mr. Mullins the following: 1% Royalties payments due and payable to Mr. Mullins by the end of each month for all royalties earned by the end of the preceding month along with an accurate accounting of all sales/revenues covered by the license agreement. Said minimum royalty payments are due December 31 of each year of the license agreement and payable to Mr. Mullins or his assigns on or before 30 days following each said minimum royalty payment due date, (ii) 1,310,00 common voting shares of Trilogy Gaming Corporation and (iii) 3,690 convertible non-voting preferred shares issued to Licensor. Said preferred shares shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of TGC or its successors common stock until all said preferred shares and splits there from have been issued to Licensor. For each 1,000 new common shares issued by the Company, from time to time, Beginning March
1, 1998, said Preferred shares are convertible at the rate of "one Preferred share for 1,000 common shares" until all said preferred shares have been converted. The licensee Agreement renews annually providing the License is not in default.

Mr. Mullins is the inventor of the "Game with Multiple Incentives and multiple Levels of Game Play and combination
Lottery Game With Time of Purchase Win Progressive Jackpot" (patent pending) and referred to in this document as the Trilogy 9-Jackpot tab/card table game. Mr. Mullins licensed to the Company the Trilogy 9-Jackpot tab/card table game, which states in part that:

Pursuant to the License Agreement, the Company is required to pay Mr. Mullins the following: [i] a royalty of one percent (1%) of the gross dollar amount, of all revenues generated from all game plays (excluding revenues generated from patent # 5,158,293) and progressive jackpot "drops" generated directly or indirectly by Licensee, its agents and/or sub-licensees, who use any part of above stated invention to generate game play and/or multiple progressive jackpot game plays, or the annual minimum royalty payment of $50,000, whichever is greater. Royalties are due and payable to Mr. Mullins by the end of each month for all royalties earned by the end of the preceding month along with an accurate accounting of all sales/revenues covered by the license agreement. Said minimum royalty payments are due December 31 of each year of the license agreement and payable to Licensor or his assigns on or before 30 days following each said minimum royalty payment due date, and [ii] 3,500 convertible non-voting preferred shares issued to Mr. Mullins. Said preferred shares shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of TGC or its successors common stock until all said preferred shares and splits there from have been issued to Licensor. For each 1,000 new common shares issued by the Company, from time to time, beginning January 2, 2000, said Preferred shares are convertible at the rate of "one Preferred share for 1,000 common shares" until all said preferred shares have been converted. The licensee Agreement renews annually providing the License is not in default.

The agreement is not a conveyance, assignment or Transfer of any right, title or interest in or to the invention stated hereto, or Licensors patent rights stated herein. This License is only a grant of the exclusive limited right to develop, exploit and market the invention stated herein only to state lotteries, Indian and Charity gaming entities and no other rights exists whatsoever that are not stated herein

Licensee (the Company) is an independent contractor and that it is not an agent of, nor acting in behalf of Licensor
(Mullins) for any purpose or in any manner whatsoever in the operation of its business during or after the expiration of this agreement. furthermore, Licensee is not acting under any marketing direction of Licensor and will formulate its own marketing plan to best meet its business objectives, subject only to the faithful observance of the provisions of this agreement. Licensee agrees to indemnify and save harmless Licensor from and against all claims, demands, damages, actions, and causes of actions, liability, expenses or cost arising out of any transaction participated in, or any committed act or omission to act by this License.

The fact licensor is or may be in control of licensee business shall not be construed as a conflict of interest to this agreement If such a conflict exists or is implied, Licensee hereby waives any claims of conflict, and hereby consents to any such conflicts. Licensor shall use its best efforts representing Licensee. However, Licensee understands and unconditionally agrees that at all times in the enforcement of this agreement, Licensor will first represent the best interest of Licensor and Licensors patents including all other patent rights and interest thereto at all times.

If the above stated consideration is not paid by the Company, the Company shall be deemed in default of the License
Agreement and Mr. Mullins may terminate the License. There is no expiration date on the 7,190 preferred convertible shares.

CONFLICTS OF INTEREST

Wayne Mullins, the Company's CEO, President and Director, owns the Company's Trilogy game and Trilogy trademark patents. Mr. Mullins granted the Company the exclusive U. S. licensee agreement to patent # 5,158,293
"lottery game and method for playing same" and U. S. patent/Trademark Reg. # 1,533,082 for the Trilogy mark and the Trilogy 9_Jackpot tab/card table game, patent pending. Mr. Mullins as President, CEO and Director of the Company, will be in the position to represent both the patent Licensor (Mr. Mullins) and the patent Licensee (the
Company) and his interest will most likely be first to himself as the Licensor.
 n the event of a default of the patent
license agreement by the Company, Mr. Mullins will be in a position to make demand upon the Company to cure the default pursuant to the provisions of the license Agreement and to terminate the license agreement if the default is not cured pursuant to the license agreement. Because of this disclosure by the Company regarding these circumstances surrounding the Patent Licensor and the Patent Licensee, neither the Company as Patent Licensee, or any of its shareholders, Officers or Directors, shall have or make any claim or demand that a conflict of interest existed anytime prior to, during or after any default demand or upon termination of the patent license agreement in the event Mr. Mullins, as Patent Licensor, enforced any default of the license agreement including, but not limited to, termination of the license Agreement.

ITEM 2.   PROPERTIES    None

ITEM 3.  LEGAL PROCEEDINGS   None

However, On May 6, 1999, The Company was provided with a draft of a threatened Complaint which has been prepared with intent for filing in the Superior Court of the State of Arizona in and for the County of Maricopa. The threatened Complaint has been prepared by Thomas Granstrom, Rick Burris, Charles F. Holland Jr., Jerry J. Lloyd,
Boyd Kent Park, Dawn Lynette Rogers, Will Rogers, Rande L. Schuck, and John Does 1-1000 and Jane Does 1-1000 as the potential plaintiffs, and names Wayne Mullins and Jane Doe Mullins, Michael J. Maledon and Jane Doe
Maledon and John Mullins as defendants. Among other things, the Complaint alleges that the proposed plaintiffs were investors in International Lottery Productions, Ltd. ("ILP"), a predecessor company to Trilogy. The Complaint further alleges that ILP (incorporated in 1989, went out of business in 1993, resurrected and merged into Trilogy
Gaming Corporation on March 7, 1996) and certain of its officers and directors made misrepresentations to the plaintiffs in connection with their investments. The Complaint also alleges that certain of the officers and directors of ILP and Trilogy breached their fiduciary duties to the shareholders of the respective corporations. The Complaint seeks compensatory and punitive damages, and further seeks to establish a constructive trust over the lottery game operated by Trilogy and all revenues it generates, in favor of the plaintiffs.

It appears that the main thrust of the allegations are dependent upon the claims that the 6 incorporators were induced to and paid $10,000 each to Wayne Mullins personally for his personal benefit, for a interest in his patent and for 40,000 common shares of ILP, when in fact, they each signed and initialed each page of the "Pre-Organizational
Agreement" and the "Organizational Meeting". Both documents set forth all their rights and risks involved in investing into and forming a new corporation as the promoters. Each of their $10,000 Capital contributions to form the company (ILP) were made over a period of time and each payment was made payable to ILP.

Following our receipt of the Draft Complaint, the company's legal counsel has had several conversations with counsel for the potential plaintiffs. It is uncertain whether the potential plaintiffs will, in fact, file the threatened
Complaint. The Company has entered into a tolling agreement with the plaintiffs in order to resolve the alleged allegations. The Company has been advised that good arguments exist that some or all of proposed plaintiffs' threatened claims may contain false and misleading statements and fail to state a cause of action and, therefore, may be subject to dismissal. At this early stage, however, we are unable to predict what the ultimate outcome of this matter will be.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   None

PART II

ITEM 5.    RELATED SHAREHOLDER MATTERS and MARKET FOR THE REGISTRANTS COMMON
STOCK.

A.  DECEASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNES  None.

B.   INCREASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNES     185,625

The following table shows the high and low bid prices for the company's common stock as reported by the NASDAQ electronic bulletin board (bulletin board symbol TGGC) for the year ended December 31,1998. The Company started trading in the fourth quarter of 1998.
         HIGH      LOW
    FIRST QUARTER  MARCH 31,1999  7.00 4.00
SECOND QUARTER     JUNE 30,1999   4.75 2.00
THIRD QUARTER      SEPTEMBER 30,1999   3.25 0.36
FOURTH QUARTER     DECEMBER 31, 1999

Approximate number of equity securities holders as of September 30, 1999  568

DIVIDENDS:    The Company paid no dividends in the years ended December 31,
1997 and 1998.

RECENT SALE OF UNREGISTERED SECURITIES:

The operations of the Company ending 09/30/1999 were financed by selling 101 Units for 505,000 common shares of the Company's common stock for $2 per share, for $1,010,000. Each Unit is for $10,000 for 5,000 common shares for $2 per share and (1) one non detachable series A warrant to purchase on or before 6/31/2000, 5,000 common shares for
$3 per share and (1) one non detachable series B warrant to purchase on or before 12/31/2000, 5,000 common shares for $7 per share. The Company placed 322,000 shares @ $2.00 each for a total of $ 645,000 for the year ended
12/31/98,  185,625 shares for $635,000 in the first half of 1999 and 12,500 shares for $20,000 and 70,000 shares for $35,000 during the third quarter ending September 30, 1999. The Units were sold by private placement to accredited investors only.

The Company has or may issue the following Warrants to acquire Common Stock of the Company:


Series   Number    Price per Warrant
    of   Common    expiration
    Shares    Share     date

A   505,000   $3   June 31, 2000
B   505,000   $7   December 31, 2000
C   12,500    $3   January 31, 1999
D   12,500    $7   July 31, 2000
E   100,000   $1   June 30, 2000
F   70,000    $1   June 30, 2000

Royalty Units

The company has issued 61 five year Trilogy Lotto royalty interests. The royalty units will receive a 6% minimum royalty payment for two years plus a five year royalty of .01% of pre tax income. Payments begin the first year the Company receives gross profits and royalty earning payments from state lottery's marketing the Trilogy Lotto game.

Options.


As of September 30, 1999, the Company has option outstanding to purchase a total of 300,000 shares of common stock at $1.25 per share.

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

The Company is in the development stage of design of its Class II designed electronic video visual ticket display pull tab game dispensing tables. The Company's initial plans are to market its Patented/Licensed Trilogy pull tab
Progressive Mega Cash jackpot scratch tabs to Indian gaming casinos. Sales to and Revenues from Indian gaming casinos were targeted to begin in the 2nd quarter of 1999.

The Company has an agreement with St Regis Indian Mohawk Tribe located in the State of New York, for 100 Trilogy
Table games that allowed the Company to market its Trilogy game to the St. Regis until the NIGC Class II classification could be obtained by the Company. The St. Regis Tribe was the only operating casino that would take this risk, contemplating that the game and the devise would eventually be classified as a class II operation.
The Casino Dealer for each Table handles all the cash including the payment for the ticket and the use of Casino chips for the payment of certain winning tickets. The use of the table to dispense the Trilogy progressive ticket also created many new equipment communication requirements that had not been tested as of that time.

An electronic BINGO scratcher game was designed on paper and Phoenix Gaming International Inc. of Las Vegas was assigned the task of creating the table from scratch. The use of the electronic buttons to the design of the specialty dispensers were all fabricated as the table was being developed. The actual production of the table and the bases was a difficult, time consuming and costly process. The table with the eye catching blue felt and blinking BINGO lamps was very well received especially at the April Indian Gaming show in Tucson, Arizona. However, the real obstacle to the game design was the creation and implementation of the communication systems required to run the game individually and collectively. Each table was really eight stations, each station had to talk to each other and each table needed to talk to each other and each casino needed to talk to each other. This communication system although easily drawn on paper was not a easy task in the field. A communications company, Cybernet Ventures of
Las Vegas, recommended by Phoenix Gaming to create and install the required computers, hubs, routers and T-1 communication lines was woefully unqualified to complete the communication system. This not only cost a lot of lost time but was also very costly financially. The Company was determined to complete the implementation, if only at the one Casino.

During this time, early 1999, the weather in upper New York was the worst it has been in five years. The snowfall crippled the area causing extensive delays in the implementation. The implementation at the St. Regis Bingo Palace was laden with extensive delays due to faulty electric supply and general labor to complete the required tasks. The implementation was originally scheduled to be completed by the end of February, 1999. The actual first date that the game was ready to be kicked off was the end of April, 1999 but this only included four tables, again this change was the result of the extensive difficulties with the on site, off site communication systems.

After much time and expense, it became obvious to the Company that the St. Regis Mohawk Bingo Place was not ready or familiar with the operating requirements of casino style table games in a bingo hall environment. Trilogy trained potential dealers and pit crew personnel including extensive internal controls for both the game operation and money control. Trilogy even paid for the first two weeks of this training and potential implementation. In short, the implementation took an extremely long time and caused great concern for the St. Regis Tribe.

PGI produced 10 of the 30 tables ordered by the Company of which 9 were sent to the St Regis Reservation in NY for assembly by PGI. 8 were placed on the floor of the Mohawk bingo Palace of which PGI, after a considerable amount of time and expense to TGC, made only 4 of the 8 tables operational to dispense and play the Trilogy tab/bingo game without the wide area communications system functioning as specified and paid for by TGC.

During the later stages of the implementation, the St. Regis Tribal Council changed. The new Tribal Council concentrated on class III gambling and most likely used all the Trilogy game installation and startup delays and alleged confusion as an excuse to cancel the table contract and remove the tables from the Mohawk Bingo Palace.
The Company was informed of this decision after the tables were removed and placed in a storage facility on the reservation. The Company owns 10 tables, in storage, and 20 additional tables in various stages of assembly, that are not class II approved and not likely to be approved by NIGC in the near future.
 Via positive conversations with NIGC
committee members at the St. Regis while the tables were being tested, it is very likely that when new licenses are awarded that this game and table devise will meet all the requirements of current class II criteria.

The end result is that after many months of in the field designing a game from scratch and significant dollars expended to accomplish this result, the game and the tables work at least in one location. However, no Indian casino will commit to install and market the Trilogy table bingo game until it is classified as class II game by the NIGC.

The Company does not plan to operate or manage any gaming enterprise marketing Trilogy scratch tabs to Indian
Gaming markets. The primary business of the Company is to sell its Trilogy scratch tabs on consignment, administer the progressive jackpots and communication system. Therefore, the Company's work force should be relatively small. Most of the Company's work should be performed by experienced contracted manufacturers, installers, dispenser hardware and software, tab manufacturers, technicians, field consultants and commissioned sales professionals.
The Company is considering a plan to direct marketing if its Trilogy game via the Internet as a Sweepstake Game.

The Company has two non salaried employees, the President and Chief Operating Officer of the Company. They have shareholder and director approval for a contract for an emplacement contract for a salary. However as of September 30, 1999 the Company has not issued any employment agreements to Mr. Mullins or Mr. Maledon for a salary. See the attached Notes to Financial Statements for further details

Registrant has announced its intention to provide supplemental information to its stockholders and other interested parties from time to time; and in all cases, the information contained herein must be read in light of subsequent information which may be issued, including but not limited to more recent financial statements herein contained are current as of their date, and are presumed to be "current" for a period of six months after their date, barring extraordinary circumstances. No inference can be drawn that the financial condition of the Registrant has not changed since the effective date of any financial statement contained herein.


ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS FILED

(A)  Financial Statements containing:
*   Report of Certified Public Accountants on Schedules as of 09/30/99.
*   Compiled Balance Sheet ending 09/30/99
*   Statement of Operations from 12/31/1989 to 09/30/99
*   Compiled Statement of Changes in Shareholders Equity as of 09/30/99
*   Compiled Statement of Common Stock issued from 1/1/1989 ending 09/30/99
*   Compiled Statement of Cash Flows from 1/1/1989 ending 09/30/99
*   Notes to Financial Statements ending 09/30/99 (consisting of 17 Notes)

(B) No reports on Form 8-K have been filed during any quarter from 10-1-1977 to 9-30-1999.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
DISCLOSURE.   None


PART III

ITEM 9.   DIRECTORS OF THE REGISTRANT

Wayne Mullins age 63.  CEO/President and Director.   He is a former Insurance
Executive and inventor holding
several patents. The United States Patent Office granted Mr. Mullins the registered trademark Trilogy ( and a patent for his Trilogy "Lotto game and method for playing same". Mr. Mullins has licensed his patent, registered trademark and patent pending to the Company.

Mike Maledon, age 47. Chief Operating Officer, Secretary, Treasurer and Director. He has held senior financial and controllership management positions with American Express, American Hospital Supply Corp. and Bally Mfg.
Corporation.

Jim Holmes,  Director. age 56.   He is President of Multimedia Games Inc.  MG
provides the
communications network and its "MegaMania" bingo game played from 3,200 bingo machines at Tribal
bingo/casinos located in multiple states.   He is former Executive Vice
President of Gamma International
and directed the company's satellite network marketing program for its "Million Dollar Mega Bingo" played in multiple Indian Gaming locations. He is the former Missouri Lottery Director.

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

Robert Rettig, age 70. Director. Former Executive Vice President of Illinois Tool Works, Inc. from 1983 to 1990. He is presently a TWI Director and consultant. From 1976 to 1983 he was President of Packaging Systems and Instrument
Group.
Joseph M. Imhoff Director Mr. Imhoff is a Senior VP of Peacock, Hislop, Stanley & Givens, Inc. A Securities brokerage firm Phoenix, AZ. Mr. Imhoff has been in the investment banking and bond underwriting business for the past 40 years. Prior to his moving to Scottsdale AZ he was Executive VP and Director of a Denver based NYSE firm.
Mr. Imhoff has been involved in numerous national and regional investment banking organizations as both a Director and a Officer.

At Registrants special meeting of the Shareholders of the Company held on November 16, 1998, the above named
Directors were elected and shall hold office until his successor shall have been elected and qualified.


ITEM 10.    EXECUTIVE COMPENSATION AND REMUNERATION

The following table shows the compensation of each executive officer and significant employee during the fiscal years ended December 31,1996,1997, 1998, and September 30, 1999.

Name and year salary, Bonus, Restricted Securities all other Principal Position Stock Underlying Compensation

    YEAR Salary    Award(s)  Options   other Compensation

Wayne Mullins, President\ CEO     1999 18,000              $23,000 Royalties
    1998  36,235             $39,000 Royalties
    1979 17,750
    1996 22,276
    1999   0
Michael Maledon, COO\Secretary    1998  0   62,500    50,000
                        Secretary\Treasurer 1997  0
                        Secretary\Treasurer      1996      0

The Board of Directors approved the following options for common stock granted to the Chief Operating Officer
(COO) of the Company as of September 1, 1998 and exercisable for a period of three years from 3/1/1999 for 150,000 common shares at the price of $1.25 per share and three years from 3/1/2000 for 150,000 common shares at the price of $1.25 per share.

The Registrant has no annuity, pension or retirement benefits proposed to be paid to any of its officers or directors.
There is no existing plan for the payment of such benefits.


ITEM 11.    PRINCIPAL SECURITY HOLDERS AND SECURITY HOLDERS OF MANAGEMENT

Voting Securities owned of record or beneficially in excess of ten percent (10%) of the issued and outstanding stock of Registrant. Unless indicated otherwise below, the address for each listed director and officer is PO BOX 30310, Phoenix, Arizona 85046. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by that person that are exercisable within 60 days of September 30, 1999 but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 3,130,272 shares of common stock outstanding as of September 30, 1999.

Name of  Shares of Percentage     If all 500 units converted @ $4    Percentage
Beneficial    common Stock   beneficially   per share for 1,250,000 shares
benef
icially
Owner    beneficially owned  owned     then shares beneficially owned     owned


Wayne Mullins (1) 1,275,000  40.7%     (3)  3,481,625 52.8%
Tom Burns     (2)        7,500    .024%     (2)        7,500    .001%


All executive officers as
a group (3 persons)     1,282,500 40.7%     3,489,125 52.8%

(1) More than ten percent   (2)   Less than 1 percent.   (3)  Includes 7,190
shares of Preferred shares which are
convertible into 7,190,000 shares of Common Stock.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A). No Director, Officer or person holding an excess of ten percent (10%) of the outstanding securities of the
Registrant, or any relative or spouse of any such persons or relative or spouse of such person, had any interest in any transactions or presently proposed transactions to which the Registrant was a party, except Registrants patent licensor Wayne Mullins, who is a Director and Officer of Registrant.

(B). No Director or Officer of the Registrant or associate of any such Director or Officer has been indebted to the Registrant from 12/ 31/ 1997 to 9/30/ 1999.

(C). There were no transactions since the beginning of the Registrant's last fiscal year (December 31, 1998), and are presently no proposed transactions wherein any retirement, saving or other similar plan will be provided by the Registrant to any person.


ITEM 13.     YEAR 2000 COMPLIANCE

The Company's internal systems are believed to be Y-2000 compliance. The Company's designed Trilogy game
Internet Hardware /Software will be specified Y-2000 compliance. However, the failure of our internal systems or material third-party systems to be Year 2000 compliant would significantly harm our business. The Company may be affected by Year 2000 issues related to non-compliant information technology systems or non-information technology systems operated by us or by third parties. As a result, the Company could suffer a significant number of business disruptions and inefficiencies for us, our service and providers and our anticipated internet members and users that may divert our time and attention and financial and human resources from our ordinary business activities.

In addition, the Company cannot be certain that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged
Internet, telecommunications or electrical failure, that could also prevent the Company from delivering our anticipated internet services to our customers, decrease the use of the Internet or prevent users from accessing our Web site which would lead to a decline in our anticipated revenues.


ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-Q None

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED this 28th day of December 1999.


TRILOGY GAMING CORPORATION


By:

 __________________________________________
Wayne Mullins, Chief Executive Officer and President













TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 FINANCIAL STATEMENTS
SEPTEMBER 30, 1999






TABLE OF CONTENTS

    Page No.

FINANCIAL STATEMENTS    1


ACCOUNTANTS' REPORT     2


    Balance Sheet  3

    Statement of Operations  4

    Statement of Changes in Shareholders' Equity 5-10

    Statement of Cash Flows  11-12

    Notes to Financial Statements 13-18





ACCOUNTANTS' REPORT



To the Board of Directors and Shareholders
Trilogy Gaming Corporation
Phoenix, Arizona


We have reviewed the accompanying balance sheet of Trilogy Gaming Corporation (a development stage company) as of September 30, 1999, and the related statements of operations, changes in shareholders' equity and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Trilogy Gaming Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data.
It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As shown in the financial statements, the company incurred a net loss of $2,277,949 from inception and, as of September 30, 1999 had a working capital deficiency of $110,921 and a shareholders' deficiency of $110,921. In addition the company has no contracts for the sale of its products. As discussed in Note 16 to the financial statements, the company's significant operating losses and capital needs raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Moffitt & Company, P.C.
5040 E. Shea Blvd.
Suite 270
Scottsdale, Arizona 85254
(480) 951-1416

November 20, 1999





TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEET
SEPTEMBER 30, 1999



ASSETS

CURRENT ASSETS
    Cash and cash equivalents     31

    TOTAL ASSETS        31


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable    $110,952

    TOTAL CURRENT LIABILITIES     110,952

REDEEMABLE PREFERRED STOCK
    Non-cumulative, non-voting shares
    Par value $0.01 per share
    Authorized 5,000,000 shares
    Issued and outstanding - 6 shares  0

SHAREHOLDERS' EQUITY
    Capital stock
    Preferred stock, convertible, non-cumulative
    Voting shares
    Par value $0.01 per share
    Authorized 5,000,000 shares
    Issued and outstanding - 7,190 shares   72
    Common stock
    Par value $0.001 per share
    Authorized 75,000,000 non-cumulative voting shares
    Issued and outstanding - 3,130,272 shares    3,130
    Paid in capital in excess of par value of stock   2,643,702
    Stock subscription receivable ( 2,500)
    Retained earnings (deficit)   ( 477,376)
    Deficit accumulated during the development stage  ( 2,277,949)

    TOTAL SHAREHOLDERS' EQUITY    (110,921)

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $31



See Accompanying Notes and Accountant's Report





TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
TO SEPTEMBER 30, 1999
         January 1, 1989
    Nine (Date of
    Months    Inception of
    Ended     Development) to
    September 30,  September 30,
    1999 1999


REVENUE  $0   $0

DEVELOPMENT COSTS  646,198   2,277,949

NET (LOSS)    $  ( 646,198)  $( 2,277,949)

NET (LOSS) PER COMMON SHARE

Basic    $     ( .21)

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

    Basic     3,130,272

    Diluted        3,707,626


See Accompanying Notes and Accountant's Report



TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
OF DEVELOPMENT) TO SEPTEMBER 30, 1999


    Preferred Stock
    (Convertible)  Common Stock
    Shares    Amount    Shares    Amount

BALANCE, JANUARY 1, 1989
(DATE OF INCEPTION OF
DEVELOPMENT)  0    $    0    49,985,211     $1,979


    NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 1989  0    0    0    0

BALANCE, DECEMBER 31, 1989        0    0    49,985,211     1,979


    NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 1990       0    0    0    0


BALANCE, DECEMBER 31, 1990        0    0    49,985,211     1,979

    NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 1991  0    0    0    0


BALANCE, DECEMBER 31, 1991        0    0    49,985,211     1,979


    NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 1992  0    0    0    0

BALANCE, DECEMBER 31, 1992        0    0    49,985,211     1,979

    NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 1993  0    0    0    0

BALANCE, DECEMBER 31, 1993        0    0    49,985,211     1,979

    NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 199        0    0    0    0

BALANCE, DECEMBER 31, 1994        0    0    49,985,211     1,979

    NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 1995  0    0    0    0

BALANCE, DECEMBER 31, 1995        0    $    0    49,985,211     $1,979






See Accompanying Notes and Accountant's Report





    Paid in                  Deficit
    Capital                  Accumulated
    in Excess Advance   Stock     Retained  During the
    of Par    on Stock  Subscription   Earnings  Development
    Value of Stock Subscription   Receivable     (Deficit) Stage


BALANCE, JANUARY 1, 1989
(DATE OF INCEPTION OF
DEVELOPMENT   $1,003,753     $-0  $-0  $ (447,376)    $- 0

NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1989  1,003,753     0    0    ( 447,376)     ( 47,037)

BALANCE, DECEMBER 31, 1989   0    0    0    0    ( 160,296)


NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1990 1,003,753 0    0    ( 447,376)     ( 207,333)


BALANCE, DECEMBER 31, 1990   0    0    0    0    ( 111,886)

NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1991 1,003,753 0    0    ( 447,376)     ( 319,219)


BALANCE, DECEMBER 31, 1991   0    0    0    0    ( 37,250)


NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1992 1,003,753 0    0    ( 447,376)     ( 356,469)

BALANCE, DECEMBER 31, 1992   0    0    0    0    ( 52,882)

NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1993 1,003,753 0    0    ( 447,376)     ( 409,351)

BALANCE, DECEMBER 31, 1993   0    0    0    0    ( 39,250)

NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1994 1,003,753 0    0    ( 447,376)     ( 448,601)

BALANCE, DECEMBER 31, 1994   0    0    0    0    ( 27,075)

NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1995

BALANCE, DECEMBER 31, 1995   $1,003,753     $ 0  $ 0  $( 447,376)    $( 475,676)



See Accompanying Notes and Accountant's Report




TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(CONTINUED)
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
OF DEVELOPMENT) TO SEPTEMBER 30, 1999


    Preferred Stock
    (Convertible)  Common Stock
    Shares    Amount    Shares    Amount

BALANCE AFTER REVERSE
STOCK SPLIT -
MARCH 1, 1996 0    $-0  494,684   $-0


MERGER OF INTERNATIONAL
LOTTERY PRODUCTIONS LTD.     0    0    1,596,893 0


ISSUANCE OF COMMON
STOCK FOR
Cash     0    0    118,000   118
Royalties     0    0    78,750    0


NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1996 0    0    0    0


BALANCE, DECEMBER 31, 1996   0    0    2,288,327 2,097


ISSUANCE OF PREFERRED
STOCK FOR CASH     3,690     37   0         0


ISSUANCE OF COMMON
STOCK FOR
Services rendered  0    0    6,200     62
Cash     0    0    15,000    150


NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1997 0    0    0         0


BALANCE, DECEMBER 31, 1997   3,690     $ 37 2,309,527 $ 2,309





See Accompanying Notes and Accountant's Report






    Paid in                  Deficit
    Capital                  Accumulated
    in Excess Advance   Stock     Retained  During the
    of Par    on Stock  Subscription   Earnings  Development
    Value of Stock Subscription   Receivable     (Deficit) Stage


BALANCE AFTER REVERSE
STOCK SPLIT -
MARCH 1, 1996 $ 0  $ 0   0   $ 0  $ 0


MERGER OF INTERNATIONAL
LOTTERY PRODUCTIONS LTD.     0    0    0    0    0


ISSUANCE OF COMMON
STOCK FOR
Cash     147,382   0    0    0    0
Royalties     0    0    0    0    0


NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1996 0    0    0    0    0


BALANCE, DECEMBER 31, 1996   1,151,135 0    0    (477,376) (643,110)


ISSUANCE OF PREFERRED
STOCK FOR CASH     0    0    0    0    0


ISSUANCE OF COMMON
STOCK FOR
Services rendered  7,688     0    0    0    0
Cash     34,850    0    0    0    0


NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1997 0    0    0    0    0


BALANCE, DECEMBER 31, 1997   $1,193,673     $ 0  $ 0  ($477,376)     ($717,858)


See Accompanying Notes and Accountant's Report



TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD FROM JANUARY 1, 1989 (DATE OF INCEPTION
OF DEVELOPMENT) TO SEPTEMBER 30, 1999

         Preferred Stock
         (Convertible)       Common Stock
    Shares    Amount    Shares    Amount
ISSUANCE OF COMMON
STOCK FOR
Cash, net of commission paid      0    $ 0  386,500   $387
Services rendered  0    0    50,000    50
Directors' fee     0    0    105,000   105

CORRECTION OF ISSUED
SHARES   0    0    (900)     0


OUTSTANDING STOCK
OPTIONS  0    0    0    0


ADVANCE ON STOCK
SUBSCRIPTION  0    0    0    0


NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1998      0    0    0    0


BALANCE, DECEMBER 31, 1998   3,690     37   2,850,127 2,850


CORRECTION OF ISSUED
SHARES   0    0    (355)     0


ISSUANCE OF PREFERRED
STOCK FOR PENDING
PATENT   3,500     35   0    0


ISSUANCE OF COMMON
STOCK FOR CASH, NET OF
COMMISSIONS PAID   0    0    252,500   252


ISSUANCE OF COMMON STOCK
FOR ADVANCE ON STOCK
SUBSCRIPTION  0    0    8,000     8


ISSUANCE OF COMMON
STOCK FOR DIRECTORS' FEE     0    0    20,000    20


NET LOSS FOR THE NINE
MONTHS ENDED
SEPTEMBER 30, 1999      0    0    0    0


BALANCE, SEPTEMBER 30, 1999  7,190     $72  3,130,272 $3,130


See Accompanying Notes and Accountant's Report



    Paid in                  Deficit
    Capital                  Accumulated
    in Excess Advance   Stock     Retained  During the
    of Par    on Stock  Subscription   Earnings  Development
    Value of Stock Subscription   Receivable     (Deficit) Stage

ISSUANCE OF COMMON
STOCK FOR
Cash, net of commission paid      $627,464  $ 0  $ 0  $ 0  $ 0
Services rendered  62,450    0    0    0    0
Directors' fee     209,895   0    0    0    0

CORRECTION OF ISSUED
SHARES   0    0    0    0    0


OUTSTANDING STOCK
OPTIONS  225,000   0    0    0    0


ADVANCE ON STOCK
SUBSCRIPTION  0    7,500     0    0    0


NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1998      0    0    0    0    0


BALANCE, DECEMBER 31, 1998   2,318,482 7,500     0    (477,376) (1,613,751)


CORRECTION OF ISSUED
SHARES   0    0    0    0    0


ISSUANCE OF PREFERRED
STOCK FOR PENDING
PATENT   0    0    0    0    0


ISSUANCE OF COMMON
STOCK FOR CASH, NET OF
COMMISSIONS PAID   317,548   0    0    0    0


ISSUANCE OF COMMON STOCK
FOR ADVANCE ON STOCK
SUBSCRIPTION  7,492     (7,500)   (2,500)   0    0


ISSUANCE OF COMMON
STOCK FOR DIRECTORS' FEE     180  0    0    0    0


NET LOSS FOR THE NINE
MONTHS ENDED
SEPTEMBER 30, 1999      0    0    0    0    (646,198)


BALANCE, SEPTEMBER 30, 1999  $2,643,702     $ 0  (42,500)  ($477,376)     ($2,27
7,949)



See Accompanying Notes and Accountant's Report




TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
TO SEPTEMBER 30, 1999

    January 1, 1989
    Nine (Date of
    Months    Inception of
    Ended     Development) to
    September 30,  September 30,
    1999 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)    $ ( 646,198)   $ ( 2,277,949)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Capital and stock issued for expenses and services    235  505,485
Merger of International Lottery Productions Ltd. 0    527,608
Abandonment of property and equipment and
equipment lease security deposit  584,249   584,249
Accrued officers' salaries and expenses     ( 143,098)     0
Increases (decreases) in:
Prepaid expenses   7,350     0
Accounts payable   77,102    110,952

          NET CASH (USED) BY OPERATING
           ACTIVITIES   ( 120,360)     ( 549,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Construction in process for gaming tables
          and computers ( 271,846)     ( 571,743)

          NET CASH (USED) BY INVESTING
           ACTIVITIES   ( 271,846)     ( 571,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of company stock,
net of commissions paid 315,300   1,125,650
Equipment lease security deposits 0    ( 12,506)
Advance on stock subscription     0    7,500

          NET CASH PROVIDED BY FINANCING
           ACTIVITIES   315,300   1,120,644

NET (DECREASE) IN CASH AND
    CASH EQUIVALENTS    $ ( 76,906)    $ ( 754)



See Accompanying Notes and Accountant's Report





TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (CONTINUED)
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
AND FOR THE PERIOD JANUARY 1, 1989
(DATE OF INCEPTION OF DEVELOPMENT)
TO SEPTEMBER 30, 1999




    January 1, 1989
                   Nine (Date of
                   Months    Inception of
                   Ended     Development) to
                        September 30,  September 30,
                        1999           1999



CASH AND CASH EQUIVALENTS BALANCE AT
   BEGINNING OF PERIOD  $    76,937         $    785


CASH AND CASH EQUIVALENTS BALANCE AT
   END OF PERIOD             $ 31           $ 31


SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid              $ 0            $ 0

       Taxes paid                 $ 0            $ 0


NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of company stock for expenses and
        services                                 $ 505,485

       Issuance of company stock for merger of
        International Lottery Productions Ltd.                       $ 527,608



See Accompanying Notes and Accountant's Report



TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


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


Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period. In accordance with FASB 128, potentially dilative warrants and options that would have an anti-dilutive effect on net loss per share are excluded.


Long Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carry amount of the asset in question may not be recoverable.


Accordingly, the following assets were expensed for the period ended September 30, 1999.



See Accompanying Notes and Accountant's Report



TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
     SEPTEMBER 30, 1999


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)


         Long Lived Assets (Continued)

Gaming tables $ 571,239
Cybernet lease     12,506
Office equipment   504

    $ 584,249


NOTE 2   DEVELOPMENT STAGE OPERATIONS

As of September 30, 1999, the company was in the development stage of operations.
According to the Financial Accounting Standards Board of the Financial
Accounting
Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

FAS-7 requires that all development costs be expensed during the development period. The company expensed $646,163 of development costs for the nine months ended September 30,
1999 and $2,277,914 from January 1, 1989 (date of inception of development) to September 30,
1999.


NOTE 3   TRIBAL GAMING CONTRACT

         The company's contract with the St. Regis Mohawk Indian Tribe of New York was canceled by the Indian Counsel. The company expensed the gaming table, cybernet lease and tickets as worthless as of September 30, 1999.


NOTE 4   DEFERRED TAX ASSET

The deferred tax asset arises from the difference between the accounting for development stage costs. For financial statement purposes, development stage costs are expensed as incurred. For tax purposes, these expenses are capitalized and will be amortized over 60 months once operations begin.

         The components of the deferred tax asset are as follows:

         Deferred tax asset from development costs    $  569,479
         Less valuation allowance 569,479

         Net deferred tax asset   $ 0



See Accompanying Notes and Accountant's Report


TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE 5   LICENSING AGREEMENT WITH RELATED PARTY

    The company has two licensing agreements with the company's Chief Executive Officer for the exclusive right to use the officer's patents and trade marks for the Trilogy Lotto game.

    The first agreement provides:
    A.   1,310,000 common voting shares of stock
B. 3,690 shares of convertible preferred shares, convertible at the rate of 1 convertible preferred share for 1,000 common shares beginning March 1, 1998 for each 1,000 new
shares issued by the company. The shares eligible for conversion at September 30, 1999 is computed as follows:
    Shares outstanding at March 1, 1998     2,478,647
    Shares outstanding at September 30, 1999     3,130,272
    Shares eligible for conversion     651,625
    C.   1 % royalty with minimum payments of $50,000.

    The second agreement provides:
    A. 3,500 shares of convertible preferred shares, convertible at the rate of 1 convertible preferred share for 1,000 common shares beginning January 2, 2000 for each 1,000 new shares issued by the company.
    B.   1 % royalty with minimum payments of $50,000.


NOTE 6   BEARER ROYALTY CERTIFICATES

         The company has issued 61 five year Trilogy Lotto royalty interests. The royalty units will receive a 6% minimum royalty payment for two years plus a five year royalty of
 .01% of pre
tax income. Payments begin the first year the company receives gross profits and royalty earnings payments from each state lottery marketing the Trilogy Lotto game.


NOTE 7   CONVERTIBLE PREFERRED STOCK

         As part of the licensing agreements described in footnote number 5, the Chief Executive
Officer received 7,190 shares of convertible, non-cumulative voting preferred shares of stock.
These shares are convertible at the rate of one preferred share for 1,000 common shares for a total of 7,190,000 common shares. There is no expiration date on this option.


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

         At September 30, 1999, the company was contingently liable to redeem $60,000 of preferred stock from 25% of pre-tax earnings.




See Accompanying Notes and Accountant's Report



TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


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

         A summary of the stock options is as follows:

                                            Option Price
                             Shares              Per Share

              Outstanding at January 1, 1999     300,000   1.25

         Granted during the year  0    0

         Outstanding at September 30, 1999  300,000   $1.25

         The company has reserved 1,500,000 shares from its authorized common stock under its Incentive
Qualified Employee stock option plan.


         Information regarding stock options outstanding as of September 30, 1999 is as follows:

                                  Options Outstanding

    Weighted
    Weighted  Average
    Average   Remaining
    Price     Exercise  Contractual
    Range     Shares    Price     Life

    $  1.25   300,000   $ 1.25    3 years, 2months



See Accompanying Notes and Accountant's Report



TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


NOTE 9   INCENTIVE QUALIFIED EMPLOYEE STOCK OPTION PLAN (CONTINUED)

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

         The two officers retroactive suspended the contracts and financial obligation effective on the original contract approval dates. Accordingly, all previous liabilities on these contracts were voided.


NOTE 11  DIRECTORS' COMPENSATION

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



See Accompanying Notes and Accountant's Report



TRILOGY GAMING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


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


NOTE 15  WARRANTS TO ACQUIRE COMMON STOCK

         The company has issued the following warrants:

    Number    Price Per Expiration
    of Shares Shares    Date

    Series A warrants   505,000   $3.00     June 30, 2000
    Series B warrants   505,000   7.00 December 31, 2000
    Series C warrants   12,500    3.00 January 31, 2000
    Series D warrants   12,500    7.00 July 31, 2000
    Series F warrants   70,000    1.00 June 30, 2000


NOTE 16  GOING CONCERN

         These financial statements are presented on the basis that the company is a going concern.
Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statement show that current liabilities exceed current assets by $110,921, a shareholders' deficiency of $110,921, and the company has no contracts for the sale of its products.


NOTE 17  SUBSEQUENT EVENTS

         On November 9, 1999, the company issued 100,000 shares of common stock for $0.25 per shares. The shares had warrants for 200,000 shares of common stock at $1.00 per share, expiring June 30, 2000


See Accompanying Notes and Accountant's Report

    END OF FINANCIAL STATEMENTS