Form 10KSB
period 1999-12-31
TELNET GO 2000 INC
filed 2000-04-05
CIK 94776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB































               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-K


ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Fiscal Year Ended December 31,1999       Commission File No. 0-6518



                      TELnet go 2000, Inc.
                      2937 East Nisbet Ct.
                     Phoenix, Arizona 85032
                   Telephone: (602) 788-5801




State of Incorporation                   I.R.S. Employer Identification No.
Delaware                                                         87-0280129


Securities Registered Pursuant to Section 12 (b) of this Act:

Title of Each Class               Name of Each Exchange on Which Registered
 None                                                                  None


Securities Registered Pursuant to Section 12 (g) of this Act:

Title of Each Class                                   Name of Each Exchange
Common Voting Stock,                                    on Which Registered
Par Value $0.01 Per Share                                              None



Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission, and (2) has been subject to the filing requirements for at least the past ninety days.

                                      YES   X             NO



The Issuer's Revenue for the most recent fiscal year was  $0.00



                  December 31, 1999, there were 3,425,272 shares of common stock, .001 par value issued and outstanding.



DOCUMENTS INCORPORATED BY REFERENCE

Exhibit A.     1999 Annual Report to the Shareholders of Trilogy Gaming
Corporation
Exhibit B.     Notice of the Annual Meeting of the Shareholders of Trilogy
Gaming Corporation
          Exhibit C.     Financial Data Schedule (for the Year Ending December
31, 1999

          Transitional Small Business Disclosure Format          YES   X
                   NO

                       PART 1.

          ITEM 1.   DESCRIPTION OF BUSINESS

          The name of the Company is TELnet go 2000, Inc, incorporated in the State of Delaware on 3/6/1972.
          The name of the Company was changed from Trilogy Gaming Corporation to TELnet go 2000, Inc effective 1-1-00.
The Company has no Parents or Subsidiaries. The Company's address is 2937 E. Nisbet Ct., Phoenix, Arizona 85032
(602) 788-5801.

The Company is a public Trading company listed with the National Association of Securities Dealers Automated
Quotation ("NASDAQ") System on the Bulletin Board, as "TELnet go 2000, Inc" with the trading symbol TNET, and formally listed as "Trilogy Gaming Corporation" with the trading symbol TGGC,

 As a reporting company, the Company intends to furnish its shareholders with annual reports containing financial statements and may distribute other information from time to time.

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

THE BUSINESS OF THE COMPANY

SUMMARY OF PATENT LICENSE AGREEMENTS

The Company has from the patent owner, who is the CEO, President and majority shareholder of the Company, the exclusive license for the United States to patent # 5,158,293, patent #2,128,150 for the trade name "Trilogy" collective referred to as the Trilogy  tab/lotto type game and the TELnet World Lotto
Sweepstakes game.   Mr. Mullins granted
the exclusive U. S. licensee agreement to the above to the Company, which licensee states in part that; Pursuant to the License Agreement, the Company is required to pay Mr. Mullins the following:
1% Royalties payments due and
payable to Mr. Mullins by the end of each month for all royalties earned by the end of the preceding month along with an accurate accounting of all sales/revenues covered by the license agreement. Said minimum royalty payments are due December 31 of each year of the license agreement and payable to Mr. Mullins or his assigns on or before 30 days following each said minimum royalty payment due date, (ii) 1,310,00 common voting shares of Trilogy Gaming
Corporation and (iii) 3,690 convertible non-voting preferred shares issued to Licensor. Said preferred shares shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of TGC or its successors common stock until all said preferred shares and splits there from have been issued to Licensor. For each 1,000 new common shares issued by the Company, from time to time, Beginning March 1, 1998, said Preferred shares are convertible at the rate of "one Preferred share for 1,000 common shares" until all said preferred shares have been converted. The licensee Agreement renews annually providing the License is not in default.

Mr. Mullins is the inventor of the "Game with Multiple Incentives and multiple Levels of Game Play and combination
Lottery Game With Time of Entry to Win Progressive Jackpot" (patent pending) Mr. Mullins licensed to the Company the game to the Company, which states in part that:

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

Both Agreements state:

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

CONFLICTS OF INTEREST

Wayne Mullins, the Company's CEO, President and Director, owns the Company's Trilogy game and Trilogy trademark patents. Mr. Mullins granted the Company the exclusive U. S. licensee agreement to patent # 5,158,293 "lottery game and method for playing same" and U. S. patent/Trademark Reg. # 1,533,082 for the Trilogy mark and the Trilogy
Jackpot tab/card table game, patent pending. Mr. Mullins as President, CEO and Director of the Company, will be in the position to represent both the patent Licensor (Mr. Mullins) and the patent Licensee (the Company) and his interest will most likely be first to himself as the Licensor. n the event of a default of the patent license agreement by the Company, Mr. Mullins will be in a position to make demand upon the Company to cure the default pursuant to the provisions of the license Agreement and to terminate the license agreement if the default is not cured pursuant to the license agreement. Because of this disclosure by the Company regarding these circumstances surrounding the Patent
Licensor and the Patent Licensee, neither the Company as Patent Licensee, or any of its shareholders, Officers or Directors, shall have or make any claim or demand that a conflict of interest existed anytime prior to, during or after any default demand or upon termination of the patent license agreement in the event Mr. Mullins, as Patent Licensor, enforced any default of the license agreement including, but not limited to, termination of the license Agreement.

INDIAN GAMING ACTIVITIES

The primary operations of the Company ending 12/31/1999 were financed by selling 100 Units for 500,000 common shares of the Company's common stock for $2 per share, for $1,000,000. Each Unit is for $10,000 for 5,000 common shares for $2 per share and (1) one non detachable series A warrant to purchase on or before 6/31/2000, 5,000 common shares for $3 per share and (1) one non detachable series B warrant to purchase on or before 12/31/2000, 5,000 common shares for $7 per share. The Units were sold by private placement to accredited investors only. From the placement of the 100 Units, the Company financed administration, and the on line game communications operation systems development and manufacturing of its Trilogy pull tab bingo game tables for the St Regis Mohawk Tribe
pursuant to the St Regis Mohawk 100 Trilogy table game Agreement.

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

The Casino Dealer for each Table would handle all the cash including the payment for the ticket and the use of Casino chips for the payment of certain winning tickets. The use of the table to dispense the Trilogy progressive ticket also created many new equipment communication requirements that had not been tested as of that time. An electronic
BINGO scratcher game was designed on paper and Phoenix Gaming International Inc. of Las Vegas was assigned the task of creating the table from scratch. The use of the electronic buttons to the design of the specialty dispensers were all fabricated as the table was being developed. The actual production of the table and the bases was a difficult, time consuming and costly process. The table with the eye catching blue felt and blinking BINGO lamps was very well received especially at the April, 1999 Indian Gaming show in Tucson, Arizona. However, the real obstacle to the game design was the creation and implementation of the communication systems required to run the game individually and collectively. Each table was really eight stations, each station had to talk to each other and each table needed to talk to each other and each casino needed to talk to each other. This communication system although easily drawn on paper was not a easy task in the field. A communications company, Cybernet Ventures of Las Vegas, recommended by Phoenix Gaming to create and install the required computers, hubs, routers and T-1 communication lines was woefully unqualified to complete the communication system. This not only cost a lot of lost time but was also very costly financially. The Company made all efforts to make the Trilogy bingo game operational at the St Regis.

During this time, early 1999, the weather in upper New York was the worst it has been in five years. The snowfall crippled the area causing extensive delays in the implementation. The implementation at the St. Regis Bingo Palace was laden with extensive delays due to faulty electric supply and general labor to complete the required tasks. The implementation was originally scheduled to be completed by the end of February, 1999. The actual first date that the game was ready to be kicked off was the end of April, 1999 but this only included four tables, this change was the result of the extensive difficulties with the Company's vendors completely building, testing, and delivering ten commercially working Trilogy Bingo tables with complete produced and tested commercially working on site and off site Trilogy game communication systems.

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

PGI produced, in part, 9 of the first 11 Trilogy game tables ordered out of the total 30 tables ordered by the Company of which 9 were sent to the St Regis Reservation in NY for assembly by PGI. Eight were placed on the floor of the Mohawk bingo Palace of which PGI, after a considerable amount of time and expense to TGC, PGI made only 4 of the 8 tables operational in part to dispense Trilogy game tickets and play the Trilogy tab/bingo game, but without the wide area communications system which controls the security of the game and progressive jackpot as specified and paid for by TGC.

During the later stages of the implementation, the St. Regis Tribal Council changed. The new Tribal Council begin to concentrate on class III gambling and because of all the delays and alleged confusion, canceled the Trilogy table contract and removed the tables from the Mohawk Bingo Palace in violation of the Agreement between St Regis and the Company. The Company was informed of this decision after the tables were removed and placed in a storage facility on the reservation. Thus today the Company has received 9 non-commercially working tables, of which 7 are
in storage on the reservation.  Two are in storage in Phoenix, Arizona.   PGI
has represented to the Company that
certain parts have been ordered from which there are 20 additional tables in various early stages of assembly.

The Company believes that, because Phoenix Gaming International Inc., (PGI) including its software programers, sub contractors, and other vendors ( including Industrial Power Coating Inc.) failed to completely produce and deliver as
promised:   (a) fully developed, commercially debug and deliver to the Company, the working Trilogy bingo game
software, in-house game communications software and the wide-area communication software necessary to commercially operate the Trilogy bingo table game with multiply tables on-line within a location and on-line from
multiply locations to the office of the Company.   (b) failed to produce to the
Company as contracted and paid for, 11
fully competed, commercially working Trilogy bingo pull tab table dispensing devices that store, dispense the game tickets, reads the game ticket dispensed and electronically plays the game on the tables, monitor the game via in-house and wide-area encrypted communications software over telephone lines to various telephone switching hubs and T-lines to the office of the Company. (C) after many months of field game, table and software designing and installation by
PGI and significant dollars expended by the Company, PGI was able to only get the game to work on 4 of the 9 tables to work in part, but without the wide-area communication network software controlling the game and game security from the site location to the offices of the Company which is where the control of the game and accounting would rest.
As a result thereof, the Company believes that PGI, directly and indirectly, caused the Company great financial loss, harm and damages. The Company plans to take legal action against PGI, its sub contractors and associate contractors and seek recovery of money paid for software, components, T-1 lines./communications, installations, etc and damages.


Excluding the St Regis Indian Mohawk Tribe, the Company may not get another commitment from an Indian Gaming entity to market the Trilogy bingo game from tables until the Trilogy bingo table game is classified by NIGC (National
Indian Gaming Commission) as a Class II game.

Beginning 2000,   the Company will not focus marketing its patented game to the
Indian gaming market but will focus
its patented game as a Sweepstakes Game over the Internet.

ITEM 2.   DESCRIPTION OF PROPERTIES                          None

ITEM 3 .  LEGAL PROCEEDING                                   None

However, On May 6, 1999, The Company was provided with a draft of a threatened Complaint which alleges that six proposed plaintiffs were investors in International Lottery Productions, Ltd. "ILP" (which had 22 total shareholders), a predecessor company to Trilogy. The threatened complaint further alleges that ILP (incorporated in 1989, went out of business in 1993, resurrected and merged into Trilogy Gaming Corporation on March 7, 1996) and certain of its officers and directors made misrepresentations to the plaintiffs in connection with their investments in ILP. The threatened complaint also alleges that certain of the officers and directors of ILP and Trilogy breached their fiduciary duties to the shareholders of the respective corporations. The threatened complaint seeks compensatory and punitive damages, and further seeks to establish a constructive trust over the lottery game operated by Trilogy and all revenues it generates, in favor of the plaintiffs.

It appears that the main thrust of the allegations of the threatened complaint are dependent upon the claims that in 1997-8, the 6 incorporators of ILP were induced to and paid $10,000 each to Wayne Mullins personally for his personal benefit, for a interest in his patent and for 40,000 common shares of ILP, when in fact, they each signed and initialed each page of the "Pre-Organizational Agreement" and the "Organizational Meeting". Both documents set forth all their rights and risks involved in investing into and forming a new corporation as the promoters. Each of their $10,000 Capital contributions to form the company (ILP) were made in payments over a period of time and each payment was made payable to ILP.

Following our receipt of the Draft Complaint, the Company's legal counsel has had several conversations with counsel for the potential plaintiffs. It is uncertain whether the potential plaintiffs will, in fact, file the threatened
Complaint. The Company has entered into a tolling agreement with the plaintiffs in order to resolve the alleged allegations. The Company has been advised that good arguments exist that some or all of proposed plaintiff's threatened claims may contain false and misleading statements and fail to state a cause of action and, therefore, may be subject to dismissal. At this early stage, however, we are unable to predict what the ultimate outcome of this matter will be.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          YES
                  ANNUAL SHAREHOLDERS MEETING
                               of
                   Trilogy Gaming Corporation
                    a Delaware corporation.

The Annual Shareholders Meeting of Trilogy Gaming Corporation was held on the 17th day of December, 1999 at the Red Lyon Doubletree Inn, Scottsdale, Arizona.

The Chairman of the Board of Directors (Wayne Mullins) called the meeting to order pursuant to the Articles and By
Laws of the Company and Delaware corporate law.

The Chairman introduced Mr. Tom Burns the Secretary and Director of the Company.

The Chairman passed out copies of the 1998 Annual shareholders meeting and held
discussion on those minutes.   .

The Chairman then begin discussing the 1999 Report to the Shareholders that was attached with the Shareholders
Notice calling for the 1999 Annual Shareholders meeting. Several questions were asked regarding certain statements contained in the report. All questions presented were addressed and answered.


The next order of business was discussion of the resolutions contained in the shareholders notice. After discussion was held, the Chairman stated that voting at the meeting would be held by written ballot which contained the proposal # of the resolutions to be presented to the shareholders for vote thereon. The voting ballots were then passed out to each shareholder present at the meeting. The Secretary instructed the shareholders to vote on each resolution after the reading of the proposal by the Secretary, followed by discussion, if any. The Secretary then read the discussion and each proposal # (resolution) printed on the ballot given to the shareholders as follows:

  1. RESOLVED, The action of the Board of Directors dated November 22, 1999 to change the name of the Company
       From Trilogy Gaming corporation to TelNETgo2000, Inc is hereby ratified and approved. The CEO and Secretary shall file the necessary documents on behalf of the Company with the appropriate state regulatory agency's to effect the name-approved change.

  2. RESOLVED, the Company is authorized, retroactive from November 1, 1999, to offer by private placement, exemption or registration on or before November 1, 2000:

     [a] up to 10,000,000 restricted common shares of the Company's common stock and/or
     [b] up to 15,000 restricted Series A through Series F Preferred voting shares and/or
       [c] up to 5,000 restricted preferred non voting shares of the Company's preferred stock, at the price per share that is determined by the CEO or the COO and Secretary of the Company.
and

  Further Resolved, in conjunction with above said common share offer, the Company is authorized to offer various amounts of Series E through Series P Warrants. Each Series E through Series P Warrant shall be for the right to purchase stated number of common shares of the Company common stock at a stated price by a designated time which shall be determined by the CEO or the Secretary of the Company. The common shares stated on each Series
  E through Series P Warrant shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of the Company or its successors common stock there from, until the Warrant is exercised.

  3. RESOLVED. Wayne Mullins, Mike Maledon, Tom Burns, are hereby elected to the Board of Directors of the
  Company. Each Director elected shall hold office until his successor shall have been elected and qualified. (one additional individual will be submitted for nomination to the Board of Directors at this shareholders meeting).

  4. RESOLVED. The Board of Directors are authorized and instructed to re-elect Wayne Mullins as the CEO and
  President of the Company. The 7 year employee contract for Wayne Mullins and the 5 year employee contract for
  Mike Maledon that were approved at the 1998 annual shareholders meeting is hereby rescinded, and

  Further Resolved that, the Company shall enter into a annual employment agreement with Wayne Mullins and the employment agreement shall provide in part that in the performance with his duties as an officer, director or consultant of the Company; [i] all expenses incurred by Mullins shall be paid by or reimbursed by the Company,
  [ii] a vehicle with full insurance coverage or up to $800 monthly auto and insurance allowance, [iii] reasonable medical and dental plan/benefits or full reimbursement thereof until such a plan is in place, and

  Further Resolved that, beginning upon the Company having $1,000,000 capital on hand or the Company begins to generate monthly sales of $25,000, whichever occur first, Mr. Mullins one year employee agreement shall then be for a seven year term with an annual base salary of $104,000 together with an annual bonus of $10,000 for each
  $1,000,000 pre tax earnings generated to the Company during a calendar year during the term of the employment agreement. Any increase in the base salary or bonus, if any, after the first year will be determined by the
  Company's Board of Directors or the Company's management committee or by a majority vote of the shareholder
  (M. Mullins abstained voting on this resolution).

  5. RESOLVED. The shareholders approve and instruct the Directors to approve and authorizes the CEO to hire, terminate and set all salary compensations (excluding the CEO compensations) not exceeding 12 month. The
  CEO may at his discretion from time to time, increase or decrease any such salary's bonuses and/or option not earned. (Mr Mullins abstained voting on this resolution).

6. RESOLVED. The shareholders approve and instruct the Directors to approve that, beginning upon the Company having $1,000,000 capital on hand or the Company begins to generate monthly sales of $25,000, whichever occur first, the Company's CEO may enter into employment contracts of more than one year but not exceeding five years. Each employment agreement shall provide in part that, [I] the annual base salary not exceed $104,000 without Board of Director approval. Any increase in the base salary, if any, after the first year will be determined by the Company's Board of Directors or the Company's CEO or the Company's management committee. [ii] all expenses incurred in the performance with the duties as an officer, employees, consultant and director of the
            Company may be paid or reimbursed by the Company, [iii] the employee may be provided with a vehicle with full insurance coverage or up to $600 monthly auto and insurance allowance, [iv] may be provided reasonable medical and dental plan/benefits or may be reimbursed thereof until such a plan is in place, [v] may receive executive employee annual bonus of up to $5,000 for each $1,000,000 pre tax earnings generated to the Company during each calendar year of employment, [vi] may receive employee and consultant options for common stock, not exceeding 100,000 restricted common shares to any one person, exercisable over a period of three years from the grant date of the option, at the price per share of [a] prior to the end of the 1st year, 30% of the market value of the shares or $5.00 per share, whichever is greater, or [b] prior to the end of the 2nd year, 40% of the market value of the shares or $10.00 per share, whichever is greater, or [c] prior to the end of the 3rdt year, 50% of the market value of the shares or $20.00 per share, whichever is greater

   7. RESOLVED. The Company hereby authorizes the Board of Director through the management of the Company that anytime prior to November 31, 2000 and at the discretion of the CEO and Secretary of the Company, to register with the SEC all outstanding common and preferred shares, warrants and options for common shares of the Company.

  8. RESOLVED, The Company hereby authorizes the Board of Director through the management of the Company that anytime prior to November 31, 2000 and at the discretion of the CEO and Secretary of the Company, to register with the SEC a public offering of up to 10,000,000 common shares of the Company's common stock along with warrants, if any, at the price per common share and warrant exercise time and price per share to be determined by and at the discretion of the CEO and Secretary of the Company. All outstanding common and preferred shares, warrants and options of the Company shall be included in said registration.

  9. RESOLVED. The shareholders hereby approve that, the Board of Directors and the CEO and Secretary of the
  Company are authorized and instructed that; the Chief Executive Officer
(CEO), Chief Operating Officer (COO),
  Chief Financial Officer (CFO), Vice Presidents of Marketing (VPM), Vice President of Communications (VPC),
  Vice President of Administration (CAO) and Vice President of Communication Systems (VPCS) for each full year as a full time salaried employee and officer of the Company, shall each receive an annual bonus (of 10,000 common shares approved by shareholders on the November 16, 1998 shareholders meeting, shall now state) of up to 10,000 common shares of the Company for each $1,000,000 of pre tax earnings generated to the Company during the Company's fiscal year

  10     RESOLVED.  The Series A Warrants are hereby extended from 12/31/1999 to 6/30/2000 and the Series B
  Warrants are extended from 6/30/2000 to 12/31/2000.

  11. RESOLVED, all acts and actions of the Officers and Directors of the Corporation and their general conduct relating to this corporation, effected to the date hereof, be, and they are , authorized, adopted, ratified and approved.

The Chairman called for a recess while the ballots were tabulated.    After
several minutes the meeting was called back to order. The Chairman then asked the Secretary to give the total vote for each ballot #.

The Secretary stated to the shareholders that, there were a total of 26 shareholders present at the annual shareholders meeting and 26 shareholders that voted by ballot, representing by ballot a total of 2,254,234 common shares. The shareholder voting for the 11 proposals stated on the voting ballots are as follows:

  Proposal          Shares Voted           Shares Voted     Shares that
Proposal
  Number            FOR         AGAINST    Abstained   Results
  #1   2,088,734    160,500     0          Approved by 92.66% of the vote.
  #2   1,879,624    369,610     0          Approved by 83.38% of the vote.
  #3   1,877,074    369,610     0          Approved by 83.27% of the vote.
  #4   602,073      379,161     1,265,000  Approved by 92.66% of the vote.
  #5   540,075      44,161      1,265,000  Approved by 54.60% of the vote.
  #6   1,698,073    448,461     0          Approved by 79.76% of the vote.
  #7   2,188,234    128,000     0          Approved by 93.97% of the vote.
  #8   2,080,734    165,500     0          Approved by 92.30% of the vote.
  #9   1,871,624    374,610     0          Approved by 83.03% of the vote.
  #10  2,202,784    43,450      0          Approved by 97.72% of the vote.
  #11  1,817,074    429,610     0          Approved by 80.61% of the vote.

The Secretary stated that with all balloting cast and tabulated, all 11 proposals carried and are hereby approved by the shareholders of the Company on this 17 day of December, 1999, and the "Notice of the Annual Meeting" "Report to the Shareholders" and all "Voting Ballots cast" at this meeting are attached to these minutes as Exhibit A, B and C respectfully.

There being no other business to come before the meeting the Chairman called for a motion to end the meeting. A motion to end the meeting was made by Jim Pugh and seconded by Todd Mullins. The Chairman put the motion to the shareholders, all shareholders signified in favor of the motion to end the annual shareholders, the meeting was then declared ended.


ATTEST:  By ____________________________
          Tom Burns as the Secretary of the Company this 17th day of December, 1999.


  End of Trilogy Gaming Corporation Annual Shareholders Meeting
                            PART II

     ITEM 5.    MARKET FOR COMMON EQUITY and RELATED SHAREHOLDERS MATTERS.

DECEASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS None.

INCREASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS       285,000

The following table shows the high and low bid prices for the company's common stock as reported by the NASDAQ electronic bulletin board (bulletin board Trilogy Gaming Corporation Ticker Symbol TGGC) for the year ended
December 31,1999.  The Company started trading in the fourth quarter of 1998.
                                                  HIGH      LOW
FIRST QUARTER                      MARCH 31,1999  7.00      4.00
SECOND QUARTER                     JUNE 30,1999   4.75      2.00
THIRD QUARTER                      SEPTEMBER 30,1999        3.25      0.36
FOURTH QUARTER                     DECEMBER 31,1999         2.25      0.37

Pursuant to the December 17, 1999 annual shareholders meeting, the name of the Company was changed effective
January 1, 1999, to telNetgo2000 Inc,.  The Company's new Ticker Symbol is
TNET.

Approximate number of equity securities holders as of December 31, 1999    567

DIVIDENDS: The Company paid no dividends in the years ended December 31, 1997, 1998, 1999.

RECENT SALE OF UNREGISTERED SECURITIES:

The operations of the Company ending 12/31/1999 were financed by selling 100 Units for 500,000 common shares of the Company's common stock for $2 per share, for $1,000,000. Each Unit is for $10,000 for 5,000 common shares for $2 per share and (1) one non detachable Series A warrant to purchase on or before 6/31/2000, 5,000 common shares for $3 per share and (1) one non detachable series B warrant to purchase on or before 12/31/2000, 5,000 common shares for $7 per share. The Company placed 317,500 shares @ $2.00 each for a total of $ 635,000 for the year ended
12/31/98,  185,500 shares for $365,000 in the first half of 1999,  12,500 shares for $20,000 and  70,000 shares for
$35,000 during the third quarter ending September 30, 1999. The Units were sold by private placement to accredited investors only.
The Company has or may issue the following Warrants to acquire Common Stock of the Company:
  Series  Number of        Price per      Warrant
          Shares           Common Share   Expiration date
A         505,000          $3             June 31,         2000
  B       505,000          $7             December 31,     2000
  C       12,500           $3             January 31,      1999
  D       12,500           $7             July 31,         2000
  E       100,000          $1             June 30,         2000
  F       70,000           $1             June 30,         2000

Options.    As of December 31, 1999, the Company has option outstanding to purchase a total of 300,000 shares of
common stock at $1.25 per share

ITEM 6.      MANAGEMENTS DISCUSSIONS AND ANALYSIS or PLAN OF OPERATIONS.

                 SUMMARY OF OPERATIONS FOR 2000

MISSION STATEMENT:   To Launch the 1st "charity driven"  Internet Lottery
Sweepstakes Game,  that could
build to a $100,000,000 progressive jackpot, played and instantly won on home computers word-wide, day and night, 365 days a year.

SWEEPSTAKES   were popularized in the 1960s by magazine publishing companies to promote magazine subscription
sales. Since then, other kinds of companies, including stores, fast food restaurants, time-share resorts, and even
Charitable Organizations, have used them to promote sales or encourage donations.

CHARITY SWEEPSTAKES   organizations sometimes offer sweepstakes in the hope of
offering potential donors an
extra incentive to give and thereby increasing funds raised. Charity sweepstakes operate the same way other sweepstakes do.

PRIZES offered in a sweepstakes often include a first or grand prize and one or more second, third, fourth, etc., prizes, with decreasing values. Sweepstakes winners may or may not be pre-selected.

SWEEPSTAKES. The two ingredients of a sweepstakes are the element of chance (such as in a drawing) and a prize.
"Gambling" on the other hand, has the additional requirement of consideration, or purchase. You are not required to pay money or purchase anything to enter a sweepstakes. However, a donation to a worthy cause and be entered into a sweepstakes, not only makes you feel good inside knowing your donation will benefit others, there's that inter voice inside each of us that says unselfishly, its the right thing to do.

BUSINESS STRATEGY:

TELnet go 2000, Inc, (the new name of Trilogy Gaming Corporation) a development stage company incorporated in the
State of Delaware, is a public trading company (bulletin board) present ticker symbol is TNET.

OUR PRODUCT "TELnet  Lotto Sweepstakes Game" is Patented.

THE MARKET Gaming revenues for 1997 (US only) exceeded 638 Billion Dollars. (source, International Gaming
& Wagering Business).

THE INTERNET (US only) 100 MILLION PEOPLE, about half of all adult Americans are using the internet, which is double from 2 years ago.

GENERATING OUR INTERNET MEMBER BASE. Our objective, in addition to word of mouth, promotions and advertising, is to partner with Internet Publishers that market banner adds over the internet who have collectively 8,000 web partners, with each generating to "TELnetgo2000.com" web site, an average of 36 hits per day, 7 days a week, and with only 15% (5.4 people) per day that become members and donate $10 to the Charity of their choice and receive
40 FREE sweepstakes play lines playable on their home computer for a chance to win "instantly" up to $100, jackpots of $500, $1,000, $5,000 or a multi million dollar sweepstakes Progressive Jackpot.

OUR OBJECTIVE INTERNET MEMBER BASE could build our TELnet Lotto Sweepstake (unless earlier hit) to
$100,000,000 in the 15th week of our internet sweepstakes operations and (unless earlier hit) rebuild it to a $100,000,000 jackpot every 4 to 6 weeks thereafter. (The size of projected sweepstakes progressive jackpots are dependent on the number of $10 charity contributions made, which may vary from week to week, and whether or not the progressive jackpot has been hit during any such week).

1st 12 MONTHS of our objective member base internet sweepstakes operations, could generate $400,000,000 to our charity partners.

THE 3rd QUARTER of 2000 is our anticipated TELnet World Lotto Sweepstakes game internet launch date.


TO LAUNCH OUR INTERNET SWEEPSTAKES, the Company will offer one thousand (1,000) UNITS for
$5,000 per UNIT for $5,000,000. Each Unit is for one (1) Series A Preferred Voting Share with revenue sharing rights and convertible rights.

REVENUE SHARING. Series A Preferred Share shall receive: 25% of the Quarterly earnings of the Company divided by 5,000 (the maximum number of UNITS) and 1/5,000th shall then be paid to each issued and outstanding
Series A Preferred Share holder of record pursuant to the payment schedule stated in the Convertible Rights schedule.

CONVERTIBLE RIGHTS. For each Series A Preferred Share that receives the Revenue Sharing Payment stated
below, shall (except for $15,000 below) at the option of the Preferred share holder of record, have the right to convert each such Preferred share for the number of common shares stated opposite the revenue sharing payment, as follows:
Preferred              Revenue               Convertible for   net share
Series                 Payment                 Common Shares        cost
A-1  100 Units         $0.00                           5,000          $1
A-2  100 Units         $0.00                           2,500          $2
A-3  800 Units         $0.00                           1,250          $4
A-1, A-2, A-3          $1,000                            667          $6
A-1, A-2, A-3          $2,000                            300         $10
A-1, A-2, A-3          $5,000                            150         $00
A-1, A-2, A-3          $10,000                           100         $00
A-1, A-2, A- 3         $15,000                            50         $00

The Company, prior to accepting in writing a subscription agreement for the UNITS offered, may at its option at any time, change the price of the UNITS to the public, change the conversion ratio of the Preferred shares for common shares, oversubscribe the offering term or withdrew the offering, with or without notice.

SHARES OUTSTANDING. Immediately prior to the Offering there were 3,425,272 shares of common stock.

REGISTRATION RIGHTS. Purchasers of Units may "piggy back" on all registration statements filed by the
Company ending 12-31-2003

SUBSCRIPTIONS will be accepted from "accredited investors" only, as defined under the 1933 Securities Act.

     OPERATING BUDGET for 6 months from the sale of 1,000 UNITS:
     Operating                                                $500,000
     Offering exp.                                            $750,000
     Web site, game communication, software, hardware, Etc    $400,000
     Legal & Accounting                                       $100,000
     Debt reduction                                           $100,000
     Web Site advertising and Jackpot Seed 3,000,000, Unassigned
$150,000
     Total                                                  $5,000,000


1st 12 MONTH PROJECTIONS of telNETgo2000.com Internet Sweepstakes operations are:

     Gross Revenues                                 $413,000,000.
     Operating Expenses (including advertising)           $88,000,000.
     Operating Earnings                        $325,000,000.
     Primary ESP (@ 6.5 Million shares)                       $5.
      Share Value (@ PEPS of 5)                             $250.



              UNIT EXIT STRATEGY:


1ST QUARTER PROJECTIONS of our internet operations are $27,000,000 from which the Company could pay each $5,000 Unit $15,000. Each Unit holder would exit with 300% gain plus 50 common share bonus or, prior to receiving a revenue sharing payment, or each Preferred A-1 share could convert for 5,000 common shares, and each Preferred A-2 for 2,500 common shares and each Preferred A-3 for 1,250 common shares and each participate in the earning and growth of the Company .

(There is no promises made that the Company will succeed in selling said 1,000 Units or projections will occur or are realistic)

ITEM 7.    FINANCIAL STATEMENTS AND EXHIBITS FILED


(A)  Financial Statements containing:
  *  Report of Certified Public Accountants on Schedules as of
12/31/99
  *  Audited Balance Sheet ending                          12/31/99
          Statement of Operations from 12/31/1989 to       12/31/99
       *  Audited Statement of Changes in Shareholders Equity as of
12/31/99
       *  Audited Statement of Common Stock issued from 1/1/1989 ending
    12/31/99
  *  Audited Statement of Cash Flows from 1/1/1989 ending            12/31/99
  *  Notes to Financial Statements ending 12/31/99 (consisting of 16 Notes)

(B) No reports on Form 8-K have been filed during any quarter from 10-1-1977 to 12-31-1999.


       ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE.                                 None


                            PART III

ITEM 9.    DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS.

At the special 9-22-99 Board of Directors meeting, certain directors demanded Mr. Mullins, as the majority shareholder, turn over control of the Company to them, Mr. Mullins rejected their demands. The following Director resignations were rendered citing personal reasons and/or differences of opinion with the majority shareholder Mr.
Mullins.

Joseph Imhoff  September 25, 1999       Jim Holmes October 07, 1999   Mike
Maledon   Dec. 13, 1999
Robert Rettig  September 29, 1999 John Wertheim    October 19, 1999

At the Annual Meeting of the Shareholders of the Company held on 12- 17- 1999, the following named Directors were elected and accepted the nominations and shall hold office until his successor shall have been elected and qualified.

Wayne Mullins  age 63.  CEO/President and Director.   He is a former Insurance
Executive and inventor holding
several patents. The United States Patent Office granted Mr. Mullins the registered trademark Trilogy ( and a patent for his Trilogy "Lotto game and method for playing same". Mr. Mullins has licensed his patent, registered trademark and patent pending to the Company.

Tomas L, Burns  age 59, Vice President of marketing and Director.   He is a
former:   Vice President of Operations of
MicroAge, Senior Vice President of Marketing of America West Airlines, Director of International Sales of
Continental Airlines,  Manager of Sales for UTA French Airlines .


ITEM 10.    EXECUTIVE COMPENSATION AND REMUNERATION

The following table shows the compensation of each executive officer and significant employee during the fiscal years ended December 31,1996, 1997, 1998, and December 31, 1999.

Name and year salary, Bonus, Restricted Securities all other Principal Position Stock Underlying Compensation

                         YEAR    Salary Award(s)   Options or other Compensation

Wayne Mullins, President\ CEO    1999    0                          $29,000
Royalties
                         1998     0                      $39,000 Royalties
                         1979     0                      $17,750 Royalties
                         1996     0                      $22,276 Royalties
                         1999     0
Michael Maledon, COO\Secretary   1998    0                      62,500
50,000
                        Secretary\Treasurer                     1997   0
                        Secretary\Treasurer                     1996   0

Pursuant to the representations made at the Annual Shareholders Meeting and Board of Directors Meeting held on November 16, 1998 by the Mike Maledon the Company's COO and Tommy McLeese, that during the first quarter of 1999, the COO and Tommy McLeese would have the Trilogy bingo table game fully developed, produced, tested and commercially operational at the St Regis Mohawk Bingo Place in the State of NY, as a result of such statements, the shareholders were induced and approved the Board of Directors to approve the following options for common stock to be granted to Mike Maledon, the Chief Operating Officer (COO) of the Company with the option date as of September 1, 1998. Option for: 150,000 common shares at the price of $1.25 per share exercisable for a period of three years from 3/1/1999 and 150,000 common shares at the price of $1.25 per share exercisable for a period of three years from 3/1/2000.

The Trilogy Bingo Table Game were not fully developed, produced, tested and commercially operational at the St Regis
Mohawk Bingo Place in the State of NY as pursuant to representations made by the COO and Tommy McLeese, which was the inducement to grant the 300,000 share option to the COO. Therefore, the Board of Directors plan to rescind the 300,000 share stock option to Mr. Maledon the former COO and Director of the Company.

The Registrant has no annuity, pension or retirement benefits proposed to be paid to any of its officers or directors.
There is no existing plan for the payment of such benefits.


ITEM 11.    PRINCIPAL SECURITY HOLDERS AND SECURITY HOLDERS OF MANAGEMENT

Voting Securities owned of record or beneficially in excess of ten percent (10%) of the issued and outstanding stock of Registrant. Unless indicated otherwise below, the address for each listed director and officer is PO BOX 30310, Phoenix, Arizona 85046. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by that person that are exercisable within 60 days of December 31, 1999 but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 3,425,272 shares of common stock outstanding as of December 31, 1999.

Name of         Shares of   Percentage                   If 1,000 units convert
@avg.$4   Percentage
Beneficial      common Stock         beneficially        per share for
1,250,000 shares   beneficially
Owner           beneficially owned   owned               then shares
beneficially owned   owned


Wayne Mullins   (1) 1,265,000        36.9%               (3)  3,504,625    50.5%
Tom Burns       (2)        7,500     .024%               (2)        7,500  .001%


All executive officers as
a group (2 persons)         1,272,500                    37.1%  3,512,125  50.6%

(1) More than ten percent   (2)   Less than 1 percent.   (3)  Includes 7,190
shares of Preferred shares which are convertible into 7,190,000 shares of Common Stock at the rate of one share for each one new share issues by the Company.

INSIDER SALE OF STOCK. In September of 1998 Wayne Mullins, President of the Company, decided he might want at some time in the near future sell 5% of the shares he owns in the Company and placed 50,000 of his 1,265,000 shares
for sale pursuant to Rule 144,  Broker Transaction sale of his securities.   As
of March 13, 2000, Mr. Mullins has not
sold any of the 50,000 shares placed into his broker account at US Bancorp/ Piper Jaffray.


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

(B). No Director or Officer of the Registrant or associate of any such Director or Officer has been indebted to the Registrant from 12/ 31/ 1997 to 12/31/ 1999.

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


ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-Q                  None


At the annual shareholders meeting and Directors held on December 17, 1999, the shareholders and Directors approved to change the name of the corporation from Trilogy Gaming Corporation to TELnet go 2000, Inc effective 1-1-2000.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated this 24th  Day of March, 2000.


TELnet go 2000, Inc.

BY


________________________
W. Mullins , President




























                       TELNETGO2000, INC.
                        FORMERLY KNOWN AS
                    TRILOGY GAMING CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                        FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 1998










                         TABLE OF CONTENTS

                                                     Page No.


INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . .
    1

FINANCIAL STATEMENTS

       Balance Sheets. . . . . . . . . . . . . . . . . . . . . .
    2

       Statements of Operations. . . . . . . . . . . . . . . . .
    3

       Statement of Changes in Shareholders' Equity. . . . . . .
  4 - 6

       Statements of Cash Flows. . . . . . . . . . . . . . . . .
  7 - 8

       Notes to Financial Statements . . . . . . . . . . . . . .
  9 - 18







                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders telNETgo2000, Inc.
Formerly Known As
Trilogy Gaming Corporation
Phoenix, Arizona

We have audited the accompanying balance sheets of telNETgo2000, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended and for the period from January 1, 1989 (date of inception of development) to December 31, 1999.
These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of telNETgo2000, Inc. as of December 31, 1999 and 1998,
and the results of its operations and its cash flows for the years then ended and from January
1, 1989 (date of inception of development) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred $2,346,116 of development costs and has not received any contracts for the products it is developing. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter also are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moffitt & Company, P.C.
Scottsdale, Arizona

February 23, 1999
                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
                    DECEMBER 31, 1999 AND 1998


                              ASSETS

                                                          1999
          1998

CURRENT ASSETS
       Cash and cash equivalents                   $     23,256     $     76,937
       Prepaid insurance                                                    0
         7,350



       TOTAL CURRENT ASSETS                                    23,256
      84,287





PROPERTY AND EQUIPMENT
       Construction in process for gaming tables and
          computers                                   0
299,897



       TOTAL PROPERTY AND EQUIPMENT                         0         299,897





OTHER ASSETS
       Equipment lease security deposits
      0               12,506




       TOTAL OTHER ASSETS                        ____________0        12,506





       TOTAL ASSETS                                            $   23,256
            $    396,690







              LIABILITIES AND SHAREHOLDERS' EQUITY

         1999                                         1998
CURRENT LIABILITIES
  Accounts payable                        $          80,395         $     33,850
       Royalty payable, Wayne Mullins                   71,000          0
       Accrued officers' salaries and expenses                 0
  143,098


       TOTAL CURRENT LIABILITIES                      S151,395     176,948


REDEEMABLE PREFERRED STOCK
Non-cumulative, non-voting shares
          Par value $0.01 per share
          Authorized 5,000,000 shares
          Issued and outstanding - 6 shares                    0
                                 0

CONTINGENCIES AND UNCERTAINTIES                              0
                            0


SHAREHOLDERS' EQUITY
       Capital stock
          Preferred stock, convertible, non-cumulative
            voting shares
            Par value $0.01 per share
            Authorized 5,000,000 shares
            Issued and outstanding
               1999 - 7,190 shares                          72
                            0
               1998 - 3,690 shares                           0
                           37
          Common stock
            Par value $0.001 per share
            Authorized 75,000,000 non-cumulative voting shares
            Issued and outstanding
               1999 - 3,425,272 shares                   3,425                0
               1998 - 2,850,127 shares                       0            2,850
       Paid in capital in excess of par value of stock                2,694,356
               2,318,482
       Advance on stock subscription                  ( 2,500)            7,500
       Retained earnings (deficit)                  ( 477,376)       ( 477,376)
  Deficit accumulated during the development stage  ( 2,346,116)             (
1,631,751)


       TOTAL SHAREHOLDERS' EQUITY                   ( 128,139)          219,742


   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $         23,256
$       396,690










                       TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
 FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                       TO DECEMBER 31, 1999

                                                         January 1, 1989
                                                           (Date of
                                                         Inception of
                                                         Development)
                     Years Ended December 31,
to December
         1999                                    1998
              31, 1999
REVENUE                          $            0 $                        0
$ __                                                       0

COSTS AND EXPENSES
       Development costs                  130,116
913,893                                                   1,761,867
       Abandonment of assets                   584,249
   0                                                               584,249

          TOTAL COSTS AND EXPENSES                 714,365
                                913,893                               2,346,116

NET (LOSS)                   $               ( 714,365)   $                (
913,893)                        $     ( 2,346,116)

NET (LOSS) PER COMMON SHARE

       Basic and diluted   $             ( 0.21)    $         (       0.37)


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic                                 3,415,272
2,482,357

       Diluted                               4,099,625
6,272,357














                                3

                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
       FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
              OF DEVELOPMENT) TO DECEMBER 31, 1999


                                    Preferred Stock
                                    (Convertible)
   Common Stock
                                    Shares      Amount
Shares           Amount

BALANCE, JANUARY 1, 1989
   (DATE OF INCEPTION OF
   DEVELOPMENT)                             0                $____0
49,985,211             $ 1,979

     NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1989  _____________0                     0
________ 0              0

BALANCE, DECEMBER 31, 1989                  0                     0
49,985,211          1,979

    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1990               0                     0
 0              0
BALANCE, DECEMBER 31, 1990                  0                     0
49,985,211          1,979

    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1991               0                     0
 0              0
BALANCE, DECEMBER 31, 1991                  0                     0
49,985,211          1,979

    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1992               0                     0
 0              0
BALANCE, DECEMBER 31, 1992                  0                     0
49,985,211          1,979

    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1993               0                     0
 0              0

BALANCE, DECEMBER 31, 1993                  0                     0
49,985,211          1,979

    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1994               0                     0
 0              0
BALANCE, DECEMBER 31, 1994                  0                     0
49,985,211          1,979

    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1995               0                     0
 0              0

BALANCE, DECEMBER 31, 1995                  0                   $ 0
49,985,211             $ 1,979










                    Paid in
      Deficit
                     Capita
  Accumulated
                  in Excess      Advance                 Stock     Retained
   During the
                     of Par     on Stock          Subscription     Earnings
  Development
             Value of Stock Subscription            Receivable    (Deficit)
        Stage



    $   1,003,753                $       0               $          0
  $     ( 447,376)                    $          0


                      0              0              0                  0
( 47,037)

        1,003,753                       0                0                    (
447,376)                    ( 47,037)


                    0                         0               0
   0                   (160,296)

        1,003,753               0                0             ( 447,376)
             ( 207,333)


                    0                 0           0                     0
             ( 111,886)

         1,003,753              0                0             ( 447,376)
             ( 319,219)


                    0                 0           0           0          (
37,250)

          1,003,753             0                             0
        ( 447,376)                    ( 356,469)


                    0                 0           0                     0
        ( 52,882)

        1,003,753               0                0             ( 447,376)     (
409,351)


                    0                 0           0           0          (
39,250)

        1,003,753               0                       0        ( 447,376)
        ( 448,601)


                    0                 0           0           0       ( 27,075)

       $     1,003,753      $              0 $                           0    $
( 447,376)     $ ( 475,676)








                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
        FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
               OF DEVELOPMENT) TO DECEMBER 31, 1999


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














               Paid in                                              Deficit
               Capital                                          Accumulated
             in Excess          Advance  Stock        Retained   During the
                of Par        on Stock Subscription   Earnings  Development
        Value of Stock    Subscription   Receivable  (Deficit)        Stage


            $          0      $     0      $         0      $        0
$        0


                      0              0              0                 0
          0



            147,382               0            0                0
    0
                      0              0              0                 0
          0


                      0              0              0                 0    (
167,434)

           1,151,135            0                   0               ( 477,376)
        ( 643,110)


                      0              0              0                 0
          0



                    7,688                 0                0
    0                   0
                   34,850                 0                0
    0                   0


                      0              0              0                 0       (
74,748)

        $  1,193,673                $          0                 $       0
       0             $ ( 477,376)             $ ( 717,858)

                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
     FOR THE PERIOD FROM JANUARY 1, 1989 (DATE OF INCEPTION
               OF DEVELOPMENT) TO DECEMBER 31, 1999


                                    Preferred Stock
                                    (Convertible)
   Common Stock
                               Shares                 Amount
Shares                       Amount

ISSUANCE OF COMMON
   STOCK FOR
    Cash, net of commission paid                   0          $ 0
386,500              $  387
    Services rendered                    0                      0
50,000             50
    Directors' fee                       0                      0
105,000            105

    CORRECTION OF ISSUED
       SHARES                            0                      0
( 900)           ( 1)

    OUTSTANDING STOCK
       OPTIONS                           0                      0
    0              0

    ADVANCE ON STOCK
       SUBSCRIPTION                      0                      0
    0              0

    NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 1998              0                      0
    0              0

BALANCE, DECEMBER 31, 1998           3,690                     37
2,850,127          2,850


    CORRECTION OF ISSUED
       SHARES                            0                      0
( 355)              0


    ISSUANCE OF PREFERRED
    STOCK FOR PENDING
     PATENT                          3,500                     35
    0              0

    ISSUANCE OF COMMON
    STOCK FOR CASH, NET OF
     COMMISSIONS PAID                    0                      0
452,500            452

    ISSUANCE OF COMMON STOCK
     FOR ADVANCE ON STOCK
     SUBSCRIPTION                        0                      0
8,000              8

    ISSUANCE OF COMMON
     STOCK FOR DIRECTORS' FEE            0                      0
115,000            115

    NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 1999              0                      0
    0              0

BALANCE, DECEMBER 31, 1999           7,190                   $ 72
3,425,272            $  3,425







                       Paid in                                      Deficit

                       Capital                                  Accumulated
                     in Excess     Advance        Stock            Retained
        During the
                        of Par    on Stock Subscription            Earnings
       Development
               Value of Stock  Subscription                      Receivable
                         (Deficit)                           Stage


                       $           627,464                 $       0
  $              0              $              0             $               0
                        62,450           0            0                   0
       0
                       209,895           0            0                   0
       0


                             0           0            0                   0
       0


                       225,000           0            0                   0
       0


                             0       7,500            0                   0
       0



                             0           0            0                   0
(913,893)

                     2,318,482       7,500            0          ( 477,376)
(1,631,751)


                             0           0            0                   0
       0


                             0           0            0                   0
       0



                       367,348           0            0                   0
       0



                         7,492    ( 7,500)     ( 2,500)                   0
       0


                         1,034           0            0                   0
       0


                             0           0            0                   0   (
714,365)

                   $       2,694,356          $               0           $
      (2,500)             $            (477,376)           $  (2,346,116)







                       TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
 FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                       TO DECEMBER 31, 1999


January 1, 1989
                                                         (Date of
                                                         Inception of
                                                         Development)
Years Ended December 31,                  to December
        1999                       1998          31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                  $ ( 714,365)   $ ( 913,893)
         $ ( 2,346,116)
       Adjustments to reconcile net (loss) to net cash
       (used) by operating activities:
        Capital and stock issued for expenses and services           1,184
      497,500             506,434
        Merger of International Lottery Productions Ltd.                 0
            0             527,608
        Abandonment of property and equipment and
        equipment lease security deposits     584,249                    0
      584,249
       Changes in operating assets and liabilities:
       Prepaid insurance                        7,350             ( 7,350)
            0
        Accounts payable                       46,545               33,850
       80,395
        Royalty payable, Wayne Mullins         71,000                    0
       71,000
        Accrued officers' salaries and expenses      ( 143,098)    143,098
            0

        NET CASH (USED) BY OPERATING
             ACTIVITIES                    ( 147,135)           ( 246,795)
   ( 576,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Construction in process for gaming tables
        and computers                      ( 271,846)           ( 299,897)
   ( 571,743)

        NET CASH (USED) BY INVESTING
        ACTIVITIES                                  0           ( 299,897)
   ( 571,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of company stock          365,300    627,850
    1,175,650
       Equipment lease security deposits            0            ( 12,506)
    ( 12,506)
       Advance on stock subscription                0                7,500
       7,500

          NET CASH PROVIDED BY FINANCING
           ACTIVITIES                         365,300              622,844
    1,170,644

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                       $   ( 53,681)           $   76,152
   $   22,471



                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF CASH FLOWS (CONTINUED)
        FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
 FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                       TO DECEMBER 31, 1999




                                             January 1, 1989
                                                         (Date of
                                                         Inception of
                                                         Development)
Years Ended December 31,                         to December

        1999                                    1998              31, 1999

CASH AND CASH EQUIVALENTS BALANCE AT
   BEGINNING OF PERIOD                       $76,937           $     785
       $       785

CASH AND CASH EQUIVALENTS BALANCE AT
   END OF PERIOD                           $  23,256            $  76,937
        $    23,25

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid                     $         0           $        0
     $           0

       Taxes paid                        $         0            $       0
      $          0

NON CASH INVESTING AND FINANCING
   ACTIVITIES

       Issuance of company stock for expenses and
          services                                      $1,184 $  497,500
         $ 506,434

       Issuance of company stock for merger of
          International Lottery Productions Ltd.      $      0          0
         $ 527,608
                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998


NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

  Nature of Business

  telNetgo2000, Inc. was incorporated in the State of Delaware for the primary business purpose of selling its Trilogy scratch tab/lotto type tickets on consignment and administering the progressive jackpots and communication systems. In 1999, the company began developing products to sell electronic sweepstake tickets over the internet.

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

  Long Lived Assets

  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived
  Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carry amount of the asset in question may not be recoverable.



                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

  Long Lived Assets (Continued)

  Accordingly, the following assets were expensed for the year ended December 31, 1999:

  Gaming tables                                              $    571,239
   Cybernet lease                                                  12,506
   Office equipment                                                   504

   $   584,249

NOTE 2     DEVELOPMENT STAGE OPERATIONS

  As of December 31, 1999, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

  FAS-7 requires that all development costs be expensed during the development period. The company expensed $714,365 of development costs for the year ended December 31, 1999 and $2,346,116 from January 1, 1989 (date of inception of development) to December 31, 1999.

NOTE 3    TRIBAL GAMING CONTRACT

  The company's contract with the St. Regis Mohawk Indian Tribe of New York was canceled by the
  Indian Counsel. The company expensed the gaming table, Cybernet lease and tickets as worthless as of December 31, 1999. (See Note 1)

NOTE 4     INCOME TAXES

  (Loss) before income taxes                                  $( 714,365)
  The provision for income taxes is estimated as follows:
  Currently payable                                        $            0

  Deferred                                                 $            0

  A reconciliation of the provision for income taxes
  compared with the amounts at the U.S. Federal
  Statutory rates is as follows:
  Tax at U.S. Federal Statutory income tax rate            $            0




                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998


NOTE 4   INCOME TAXES (CONTINUED)

  Deferred income tax assets and liabilities reflect the
   impact of temporary differences between amounts
   of assets and liabilities for financial reporting
  purposes and the basis of such assets and liabilities
  as measured by tax laws.  The net deferred tax assets is $            0

  Temporary differences and carry forwards that gave rise to deferred tax assets and liabilities included the following:

     Deferred Tax Asset
                  1999                                            1998

  Deferred tax from development costs       $              812,363$     569,479
  Valuation allowance                                       812,363     569,479
  Total deferred taxes                      $                     0     $
   0

  A reconciliation of the valuation allowance is as follows:

  Balance at beginning of year              $               569,479     $
258,755

  Addition for the year                                     242,884     310,724

  Balance at end of year                    $               812,363     $
569,479

NOTE 5   LICENSING AGREEMENT WITH RELATED PARTY

  The company has two licensing agreements with the company's Chief Executive Officer for the exclusive right to use the officer's patents and trade marks for the Trilogy Lotto game and the
  Electronic Sweepstake tickets.

  The first agreement provides:

  A.1,310,000 common voting shares of stock
  B.3,690 shares of convertible preferred shares, convertible at the rate of 1 convertible preferred share for 1,000 common shares beginning March 1, 1998 for each 1,000 new shares issued by the company. The shares eligible for conversion at December 31, 1999 is computed as follows:

    Shares outstanding at March 1, 1998                              2,478,647
    Shares outstanding at December 31, 1999                          3,425,272

     Shares eligible for conversion                                  946,625
    C. 1 % royalty with minimum payments of $50,000.




                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998

NOTE 5   LICENSING AGREEMENT WITH RELATED PARTY (CONTINUED)

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

NOTE 8   REDEEMABLE PREFERRED STOCK

  Regulation S-X of the Securities and Exchange Commission states that preferred stock subject to mandatory redemption requirements must be presented separately in the balance sheet and not be included in the shareholders' equity section. The non-cumulative, non-voting shares have a redemption value of $10,000 each payable from 25% of the company's quarterly pre-tax earnings as a preferred stock dividend. When the preferred stock dividends paid under this formula equals
  $10,000 per unit, the preferred unit shares will be terminated on the books of the company.

  At December 31, 1999, the company was contingently liable to redeem $60,000 of preferred stock from 25% of pre-tax earnings.

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



                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998

NOTE 9      INCENTIVE QUALIFIED EMPLOYEE STOCK OPTION PLAN (CONTINUED)

  The company granted the chief operating officer the following options:

  Three year option for 150,000 shares of common stock from March 1, 1999.

  Three year option for 150,000 shares of common stock from March 1, 2000.

  A summary of the stock options is as follows:
                                                      Option Price
                                         Shares     Per Share

    Outstanding at January 1, 1999                  300,000
     1.25

    Granted during the year                                  0
        0

    Outstanding at December 31, 1999                   300,000  $
     1.25

    The company has reserved 1,500,000 shares from its authorized common stock under its Incentive Qualified Employee stock option plan.

    Information regarding stock options outstanding as of December 31, 1999 is as follows:

              Options Outstanding


Weighted
                                                    Weighted
              Average
                                                    Average
  Remaining
              Price                                Exercise
  Contractual
              Range            Shares               Price
      Life

    $          1.25                300,000 $        1.25           2 years, 11
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




                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998

NOTE 10      EXECUTIVE EMPLOYMENT AGREEMENTS

  In 1998, the stockholders authorized the Board of Directors to enter into the following employment contracts with the Chief Executive Officer and the Chief Operating Officer.

    A.   Annual base salary of $104,000
    B.   $600 monthly automobile allowance
    C.   Medical insurance coverage
    D.   Annual bonus of $10,000 for each $1,000,000 pre tax earnings
    E. Seven year term for the Chief Executive Officer and five year term for the Chief
         Operating Officer

  These contracts were never formalized and on December 17, 1999, the stockholders retroactively rescinded the contracts and authorized the Board of Directors to enter an annual employment agreement with Wayne Mullins with the following terms:

    A. Reimburse Wayne Mullins for all corporation expenses paid by him personally.
    B. Provide a company vehicle and insurance with a monthly cost not exceeding $800 per month.
    C.   Medical insurance coverage.
    D. When the company has $1,000,000 capital on hand or the company begins to generate monthly sales of $25,000, whichever occur first, Mr. Mullins' one year employee agreement shall then be for a seven year term with an annual base salary of $104,000 together with an annual bonus of $10,000 for each $1,000,000 pre tax earnings generated to the company during a calendar year during the term of the employment agreement. Any increase in the base salary or bonus, if any, after the first year will be determined by the company's Board of Directors or the company's management committee or by a majority vote of the shareholders.

    The shareholders approve and instruct the directors to approve that, beginning upon the company having $1,000,000 capital on hand or the company begins to generate monthly sales of $25,000, whichever occur first, the company's Chief
Executive
    Officer may enter into employment contracts of more than one year but not exceeding five years. Each employment agreement shall provide in part that, the
    annual base salary not exceed $104,000 without Board of Director approval.
Any
    increase in the base salary, if any, after the first year will be determined by the company's Board of Directors or the company's Chief Executive Officer or the company's management committee. All expenses incurred in the performance with
    the duties as an officer, employee, consultant and director of the company may be paid or reimbursed by the company. The employee may be provided with a vehicle with full insurance coverage or up to $600 monthly auto and insurance allowance, and reasonable medical and dental plan/benefits. The employee may receive annual bonus of up to $5,000



                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998

NOTE 10  EXECUTIVE EMPLOYMENT AGREEMENTS (CONTINUED)

    for each $1,000,000 pre tax earnings generated to the company during each calendar year of employment and options for common stock, not exceeding 100,000 restricted common shares to any one person, exercisable over a period of three years from the grant date of the option, at the price per share of (a) prior to the end of the 1st year, 30% of the market value of the shares or $5.00 per share, whichever is greater, or (b) prior to the end of the 2nd year, 40% of the market value of the shares or $10.00 per share, whichever is greater, or
    (c) prior to the end of the 3rd year, 50% of the market value of the shares of $20.00 per share, whichever is greater.

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

NOTE 12  PUBLIC OFFERING

    The Board of Directors have the authority, prior to November 30, 2000, to register with the Securities and Exchange Commission a public offering for up to 10,000,000 common shares of the company's common stock and warrants at a price per share to be determined by and at the discretion of the Chief Executive Officer and Secretary of the company.

NOTE 13  EXECUTIVE BONUSES

    The shareholders approve that, the Board of Directors and the Chief Executive Officer and
    Secretary of the company are authorized and instructed that; The Chief Executive Officer,
    Chief Operating Officer, Chief Financial Officer, Vice Presidents of Marketing, Vice
    President of Communications, Vice President of Administration and Vice President of
    Communication Systems for each full year as a full time salaried employee and officer of the company, shall each receive an annual bonus of up to 10,000 common shares of the company for each $1,000,000 of pre tax earnings generated to the company during the company's fiscal year.



                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998

NOTE 14  WARRANTS TO ACQUIRE COMMON STOCK

    The company has issued the following warrants:

                                         Number            Price Per
Expiratio
                                                                           n
                                      of Shares               Shares       Date

    Series A warrants             505,000  $          3.00            June 30,
                2000
    Series B warrants             505,000             7.00            December
31,              2000
    Series C warrants             12,500              3.00            June 30,
                2000
    Series D warrants             12,500              7.00            December
31,              2000
    Series E warrants             100,000             1.00            June 30,
                2000
    Series F warrants             70,000              1.00            June 30,
                2000

NOTE 15  GOING CONCERN

    These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statement shows that current liabilities exceed current assets by $128,139, a shareholders' deficiency of $128,139, and the company has no contracts for the sale of its products.

    The company is developing a new product and is seeking additional financing to fund this project.


NOTE 16  CONTINGENCIES AND UNCERTAINTIES

    Phoenix Gaming International, Inc. (PGI)

    PGI is owned by a former director of the company. PGI issued a purchase order to the company for 30 gaming tables for the company's contract with the St.
Regis
    Mohawk Indian Tribe of New York. The company paid approximately $280,000 of the $300,000 contract. Nine of eleven initially ordered tables were received of which
    four were partially operational to dispense lotto tickets, but without software completely written, tested, and commercially working for the Trilogy game on-site and off-site communication systems. Twenty additional tables have not been completely manufactured and delivered to the company.

    PGI stated that the company owes them $186,000 plus another $350,000 to subcontractors.


                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998

NOTE 16  CONTINGENCIES AND UNCERTAINTIES (CONTINUED)

    Phoenix Gaming International, Inc. (PGI) (Continued)

    The company believes that PGI and its software programers, subcontractors and other vendors including Industrial Power Coating, Inc, which is owned by a former director of the company, failed to completely produce and deliver the fully developed and commercially acceptable commercially working Trilogy Bingo Game tables and software. As a result, the company believes that PGI, directly and indirectly, caused the company great financial loss, harm and damages. The company's position is that it overpaid the vendors and will not pay any of the alleged payables. The company plans to take legal action against PGI, its subcontractors and associate contractors and seek recovery of money paid for software, components, T-1 lines/communications, installations, etc and damages.

    Employment Contract to Michael Maledon

    In 1998, the stockholders approved an employment contract for Michael
Maledon.
    The contract was never consummated or signed. (Delaware law requires that all employment contracts in excess of one year must be in writing). In 1999, the stockholders retroactively rescinded the 1998 agreement. Michael Maledon states that the company owes him $197,283 of salary and expenses. The company's position is that a contract was never entered into and no funds are due.

    The company has not accrued any liabilities for these contingencies and uncertainties.

    Threatened Litigation

    On May 6, 1999, the company was provided with a draft of a threatened complaint which alleges that the proposed plaintiffs were investors in International Lottery
    Productions, Ltd. ("ILP"), a predecessor company to Trilogy. The threatened complaint further alleges that ILP (incorporated in 1989, went out of business in
    1993, resurrected and merged into Trilogy Gaming Corporation on March 7,
1996)
    and certain of its officers and directors made misrepresentations to the plaintiffs in connection with their investments in ILP. The threatened complaint also alleges that certain of the officers and directors of ILP and Trilogy breached their fiduciary duties to the shareholders of the respective corporations. The threatened complaint seeks compensatory and punitive damages, and further seeks to establish a constructive trust over the lottery game operated by Trilogy and all revenues it generates, in favor of the plaintiffs.

    It appears that the main thrust of the allegations of the threatened complaint are dependent upon the claims that in 1997-8 the six incorporators of ILP were induced to and paid

                        TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998


NOTE 16  CONTINGENCIES AND UNCERTAINTIES (CONTINUED)

    Threatened Litigation (Continued)

    $10,000 each to Wayne Mullins personally for his personal benefit, for a interest in his patent and for 40,000 common shares of ILP, when in fact, they each signed and initialed each page of the"Pre-Organizational Agreement" and the "Organizational
    Meeting". Both documents set forth all their rights and risks involved in investing into and forming a new corporation as the promoters. Each of their $10,000 capital contributions to form the company (ILP) were made over a period of time and each payment was made payable to ILP.

    Following receipt of the Draft complaint, the company's legal counsel has had several conversations with counsel for the potential plaintiffs. It is uncertain whether the potential plaintiffs will, in fact, file the threatened complaint. The company has entered into a tolling agreement with the plaintiffs in order to resolve the alleged allegations. The company has been advised that good arguments exist that some or all of proposed plaintiffs' threatened claims may contain false and misleading statements and fail to state a course of action and, therefore, may be subject to dismissal. At this early stage, however, it is impossible to predict what the ultimate outcome of this matter will be.



             End of Financial Statements