Form 10QSB
period 2000-03-31
TELNET GO 2000 INC
filed 2000-05-12
CIK 94776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB




SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended March 31,2000


Commission File No. 0-6518


TELnet go 2000, Inc.
2937 East Nisbet Ct.
Phoenix, Arizona 85032
Telephone: (602) 788-5801


State of Incorporation                                          Delaware


I.R.S. Employer Identification No.                             87-0280129

Securities Registered Pursuant to Section 12 (b) of this Act:

Title of Each Class                                                  None


Name of Each Exchange on Which Registered                            None


Securities Registered Pursuant to Section 12 (g) of this Act:


Title of Each Class Common Voting Stock,         Par Value $0.01 Per Share



Name of Each Exchange on Which Registered                             None



Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission, and (2) has been subject to the filing requirements for at least the past ninety days.

                YES   X                    NO



The Issuer's Revenue for the most recent fiscal year was $0.00



On March 31, 1999, there were 3,441,939 shares of common stock, .001 par value issued and outstanding.



DOCUMENTS INCORPORATED BY REFERENCE

Exhibit A.  Financial Data Schedule (for the Quarter Ending March 31, 2000

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

The Company is a public Trading company listed with the National Association of Securities Dealers Automated Quotation ("NASDAQ") System on the Bulletin Board, as "TELnet go 2000, Inc" with the trading symbol TNET,and formally listed as "Trilogy Gaming Corporation" with the trading symbol TGGC.

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

THE COMPANY'S AUTHORIZED CAPITAL
  75,000,000 Common non-cumulative voting shares, par value $0.001 per share, 5,000,000 Preferred non-cumulative voting shares, par value $0.01 per share

   5,000,000 Preferred non-cumulative,non voting shares,parvalue $0.01 per share

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Holders of common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore after preferred dividend payments have been paid to the Preferred shares.


THE BUSINESS OF THE COMPANY

SUMMARY OF PATENT LICENSE AGREEMENTS

The Company has from the patent owner, who is the CEO, President and majority shareholder of the Company, the exclusive license for the United States to patent # 5,158,293, patent #2,128,150 for the trade name "Trilogy" collective referred to as the Trilogy tab/lotto type game and the TELnet World Lotto
Sweepstakes game.   Mr. Mullins granted the exclusive U. S. licensee agreement to the above to the Company, which licensee states in part that; Pursuant to the License Agreement, the Company is required to pay Mr. Mullins the following: 1% Royalties payments due and payable to Mr. Mullins by the end of each month for all royalties earned by the end of the preceding month along with an accurate accounting of all sales/revenues covered by the license agreement. Said minimum royalty payments are due December 31 of each year of the license agreement and payable to Mr. Mullins or his assigns on or before 30 days following each said minimum royalty payment due date, (ii) 1,310,00 common voting shares of Trilogy Gaming Corporation and (iii) 3,690 convertible non-voting preferred shares ssued to Licensor. Said preferred shares shall be increased or decreased in roportion to the exact number of shares resulting from any and all stock splits of TGC or its successors common stock until all said preferred shares and splits there from have been issued to Licensor. For each 1,000 new common shares ssued by the Company, from time to time, Beginning March 1, 1998, said Preferred shares are convertible at the rate of "one Preferred share for 1,000 common shares" until all said preferred shares have been converted. The licensee Agreement renews annually providing the License is not in default.

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

Both Agreements state:

The Agreement is not a conveyance, assignment or Transfer of any right, title or interest in or to the invention stated hereto, or Licensors patent rights stated herein. This License is only a grant of the exclusive limited right to develop, exploit and market the invention stated herein only to state lotteries, Indian and Charity gaming entities and no other rights exists whatsoever that are not stated herein.

Licensee (the Company) is an independent contractor and that it is not an agent of, nor acting in behalf of Licensor(Mullins) for any purpose or in any manner whatsoever in the operation of its business during or after the expiration of this agreement. furthermore, Licensee is not acting under any marketing direction of Licensor and will formulate its own marketing plan to best meet its business objectives, subject only to the faithful observance of the provisions of this agreement. Licensee agrees to indemnify and save harmless Licensor from and against all claims, demands, damages, actions, and causes of actions, liability, expenses or cost arising out of any transaction participated in, or any committed act or omission to act by this License.

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

INDIAN GAMING ACTIVITIES

The primary operations of the Company ending 12/31/1999 were financed by selling 100 Units for 500,000 common shares of the Company's common stock for $2 per share, for $1,000,000. Each Unit is for $10,000 for 5,000 common shares for $2 per share and (1) one non detachable series A warrant to purchase on or before 6/31/2000,5,000 common shares for $3 per share and (1) one non detachable series B warrant to purchase on or before 12/31/2000, 5,000 common shares for $7 per share. The Units were sold by private placement to accredited investors only. From the placement of the 100 Units, the Company financed administration, and the on line game communications operation systems development and manufacturing of its Trilogy pull tab bingo game tables for the St Regis Mohawk Tribe pursuant to the St Regis Mohawk 100 Trilogy table game Agreement.

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

During this time, early 1999, the weather in upper New York was the worst it has been in five years. The snowfall crippled the area causing extensive delays in the implementation. The implementation at the St. Regis Bingo Palace was laden with extensive delays due to faulty electric supply and general labor to omplete the required tasks. The implementation was originally scheduled to be completed by the end of February, 1999. The actual first date that the game was ready to be kicked off was the end of April, 1999 but this only included four tables, this change was the result of the extensive difficulties with the Company's vendors completely building, testing, and delivering ten commercially working Trilogy Bingo tables with complete produced and tested commercially working on site and off site Trilogy game communication systems.

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

PGI produced, in part, 9 of the first 11 Trilogy game tables ordered out of the total 30 tables ordered by the Company of which 9 were sent to the St Regis
Reservation in NY for assembly by PGI.   Eight were placed on the floor of the
Mohawk bingo Palace of which PGI, after a considerable amount of time and xpense to TGC, PGI made only 4 of the 8 tables operational in part to dispense Trilogy game tickets and play the Trilogy tab/bingo game, but without the wide area communications system which controls the security of the game and progressive jackpot as specified and paid for by TGC.

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

The Company believes that, because Phoenix Gaming International Inc., (PGI) including its software programers, sub contractors, and other vendors (including Industrial Power Coating Inc.) failed to completely produce and
deliver as promised:   (a) fully developed, commercially debug and deliver to
the Company, the working Trilogy bingo game software, in-house game communications software and the wide-area communication software necessary to commercially operate the Trilogy bingo table game with multiply tables on-line within a location and on-line from multiply locations to the office of the Company. (b) failed to produce to the Company as contracted and paid for, 11 fully competed, commercially working Trilogy bingo pull tab table dispensing devices that store, dispense the game tickets, reads the game ticket dispensed and electronically plays the game on the tables, monitor the game via in-house and wide-area encrypted communications software over telephone lines to various telephone switching hubs and T-lines to the office of the Company. (C) after many months of field game, table and software designing and installation by PGI and significant dollars expended by the Company, PGI was able to only get the game to work on 4 of the 9 tables to work in part, but without the wide-area communication network software controlling the game and game security from the site location to the offices of the Company which is where the control of the game and accounting would rest. As a result thereof, the Company believes that PGI, directly and indirectly, caused the Company great financial loss, harm and damages. The Company plans to take legal action against PGI, its sub contractors and associate contractors and seek recovery of money paid for software, components, T-1 lines./communications, installations, etc and damages.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      None


PART II


ITEM 5.    MARKET FOR COMMON EQUITY and RELATED SHAREHOLDERS MATTERS.

DECEASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS          None.

INCREASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS        26,667

The following table shows the high and low bid prices for the company's common stock as reported by the NASDAQ electronic bulletin board (bulletin board Trilogy Gaming Corporation Ticker Symbol TGGC) for the year ended December 31,1999 and 1st Quarter ended March 31, 2000. The Company started trading in the fourth quarter of 1998.
                                                        HIGH           LOW
FIRST QUARTER       ending          MARCH 31,1999       7.00           4.00
SECOND QUARTER      ending          JUNE 30,1999        4.75           2.00
THIRD QUARTER       ending          SEPTEMBER 30,1999   3.25           0.36
FOURTH QUARTER      ending          DECEMBER 31,1999    2.25           0.37
FIRST QUARTER       ending          MARCH 31, 2000      2.25           0.62

Pursuant to the December 17, 1999 annual shareholders meeting, the name of the Company was changed effective January 1, 1999, to telNetgo2000 Inc,. The Company's new Ticker Symbol is TNET.

Approximate number of equity securities holders as of March 31, 2000    568

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

The Company has or may issue the following Warrants to acquire Common Stock of the Company:
                  Number of           Price per           Warrant
Series            Shares              Common Share        Expiration date
A                 505,000             $3                  June 31, 2000
B                 505,000             $7                  December 31, 2000
C                 12,500              $3                  January 31, 1999
D                 12,500              $7                  July 31, 2000
E                 100,000             $1                  June 30, 2000
F                 90,000              $1                  June 30, 2000

Options. The Company had an option outstanding to a former officer of the Company to purchase a total of 300,000 shares of common stock at $1.25 per share. For lack of filling the performance (the consideration to be given the Company for the option) the board of directors of the company rescinded this option on March 1, 2000.


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

BUSINESS STRATEGY: TELnet go 2000, Inc, a development stage company incorporated in the State of Delaware, is a public trading company (bulletin board) present ticker symbol is TNET.

OUR PRODUCT "TELnet World Lotto Sweepstakes Game" is Patented.

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

1st 12 MONTHS of our projected member base internet sweepstakes operations, could generate $400,000,000 to our charity partners.

THE later part of 2000 is our anticipated TELnet World Lotto Sweepstakes game internet launch date.

TO LAUNCH OUR INTERNET SWEEPSTAKES, the Company will offer one thousand (1,000) UNITS for $5,000 per UNIT for $5,000,000. Each Unit is for one (1) Series A Preferred Voting Share with revenue sharing rights and convertible rights.

EACH UNIT IS FOR ONE (1) Series A Preferred voting share with revenue sharing rights and convertible rights.

REVENUE SHARING.   Series A Preferred Share shall receive from 25% of the
quarterly earnings of the Company, divided by 5,000 from which 1/5,000th shall be paid to each issued and outstanding Series A Preferred share holder of record until 300% of the Unit price has been paid or the Series A share is converted, whichever occurs first.

CONVERTIBLE RIGHTS.   120 days after the issue date stated on the series A
preferred unit certificate and upon the series A preferred share receiving the Revenue Sharing Payment, if any, stated below, the series A preferred share holder of record shall have the right to convert each such preferred share for the number of common shares stated opposite the revenue share payment below. Each series A preferred share receiving total revenue payment of 300% of the unit price, shall cease any further revenue sharing participation, and is convertible for 100 common shares upon surrender of the series A preferred share certificate to the company.

Revenue
Payment

$0.00 25% of the market price of the proceeding day's last trade of the Company's common stock.
$1 50% of the market price of the proceeding day's last trade of the Company's common stock.
$2,000 75% of the market price of the proceeding day's last trade of the Company's common stock.
$5,000    300 common shares                 net share cost        $00
$10,000   200 common shares                 net share cost        $00
$15,000   100 common shares                 net share cost        $00

The Company, prior to accepting in writing a subscription agreement for the UNITS offered, may at its option at any time, change the price of the UNITS to the public, change the conversion ratio of the Preferred shares for common shares, oversubscribe the offering term or withdrew the offering, with or without notice.

SHARES OUTSTANDING. Immediately prior to the Offering there were 3,445,272 shares of common stock.

REGISTRATION RIGHTS. Purchasers of Units may "piggy back" on all registration statements filed by the Company ending 12-31-2003

SUBSCRIPTIONS will be accepted from "accredited investors" only, as defined under the 1933 Securities Act.

OPERATING BUDGET for 6 months from the sale of 1,000 UNITS:
  Operatinng                                                     $500,000
  Offering exp.                                                  $750,000
  Web site, game communication, software, hardware, Etc          $400,000
  Legal & Accounting                                             $100,000
  Debt reduction                                                 $100,000
  Unassigned                                                     $150,000
  Web Site advertising and Jackpot Seed expense                $3,000,000
              Total                                            $5,000,000


1st 12 MONTH PROJECTIONS of telNETgo2000.com Internet Sweepstakes operations are:

    Gross Revenues                                            $413,000,000
    Operating Expenses (including advertising)                 $88,000,000
    Operating Earnings                                        $325,000,000
    Primary ESP  (assume at 6.5 Million shares)                         $5
    Share Value  (assume at PEPS of 5)                                $250

UNIT EXIT STRATEGY: 1ST Quarter Projections of our internet operations are $27,000,000, from which the Company could pay each $5,000 Unit $15,000, at such time, each Unit holder of record would exit with 300% gain plus 100 common share bonus or, prior thereto, the preferred share are convertible for common shares at the ratio stated above and participate in the earning and growth of the Company.

(There is no promises made that the Company will succeed in selling said 1,000 Units or the projections will occur or are realistic)


ITEM 7.    FINANCIAL STATEMENTS AND EXHIBITS FILED

(A)  Financial Statements containing:
  *  Report of Certified Public Accountants on Schedules as of      3/31/00
  *  Audited Balance Sheet ending                                   3/31/00
  *  Statement of Operations from 12/31/1989 to                     3/31/00
  *  Audited Statement of Changes in Shareholders Equity as of      3/31/00
  *  Audited Statement of Common Stock issued from 1/1/1989 ending  3/31/00
  *   Audited Statement of Cash Flows from 1/1/1989 ending          3/31/00
  *   Notes to Financial Statements ending 3/31/2000(consisting of 16 Notes)

(B) No reports on Form 8-K have been filed during any quarter from 10-1-1977 to 3-31-2000.


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

The Trilogy Bingo Table Game were not fully developed, produced, tested and commercially operational at the St Regis Mohawk Bingo Place in the State of NY as pursuant to representations made by the COO and Tommy McLeese, which was the inducement to grant the 300,000 share option to the COO. On March1, 2000 the Board of Directors rescinded the 300,000 share stock option to Mr. Maledon the former COO and Director of the Company for lack of consideration.

The Registrant has no annuity, pension or retirement benefits proposed to be paid to any of its officers or directors.

There is no existing plan for the payment of such benefits.


ITEM 11.   PRINCIPAL SECURITY HOLDERS AND SECURITY HOLDERS OF MANAGEMENT

Voting Securities owned of record or beneficially in excess of ten percent (10%) of the issued and outstanding stock of Registrant. Unless indicated otherwise below, the address for each listed director and officer is PO BOX 30310,Phoenix, Arizona 85046. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by that person that are exercisable within 60 days of December 31, 1999 but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 3,425,272 shares of common stock outstanding as of December 31, 1999.

Name of         Shares of     Percentage     If 1,000 units      Percentage
beneficial      common stock  beneficially   convert @avg.$4     Beneficial
 Owner           beneficially  Owned          per share for       Owned
                Owned                        1,250,000 shares
                                             then beneficially
                                             owned

Wayne Mullins (1)1,265,000     36.9%           (3)  3,504,625         50.5%
Tom Burns     (2)    7,500     .024%           (2)      7,500         .001%


All executive
officers as
a group (2)   1,272,500        37.1%               3,512,125          50.6%

(1) More than ten percent (2)Less than 1 percent. (3)Includes 7,190 shares of Preferred shares which are convertible into 7,190,000 shares of Common Stock at the rate of one share for each one new share issues by the Company.

INSIDER SALE OF STOCK. In September of 1998 Wayne Mullins, President of the Company, deposited to his broker account 50,000 (4%) of his 1,265,000 shares with the intent to sale pursuant to Rule 144, Broker Transaction sale of his securities. Mr Mullins has withdrew 45,000 of those shares from his broker account and as of May 9, 2000, Mr. Mullins has not sold any of the 50,000 shares.


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

(B). No Director or Officer of the Registrant or associate of any such Director or Officer has been indebted to the Registrant from 12/ 31/ 1997 to 3/31/ 2000.

(C). There were no transactions since the beginning of the Registrant's last fiscal year (December 31, 1999), and are presently no proposed transactions wherein any retirement, saving or other similar plan will be provided by the Registrant to any person.


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


Dated this 10th  Day of  May, 2000.


TELnet go 2000, Inc.

BY


W. Mullins , President






TELNETGO2000, INC.
FORMERLY KNOWN AS
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
MARCH 31, 2000



TABLE OF CONTENTS

                                                        Page No.


INDEPENDENT ACCOUNTANTS' REVIEW .........                      1

FINANCIAL STATEMENTS

       Balance   .........................                     2

       Statement of Operations ...........                     3

       Statement of Changes in Shareholders' Equity        4 - 7

       Statement of Cash Flows                             8 - 9

       Notes to Financial Statements                     10 - 18










INDEPENDENT ACCOUNTANTS' REVIEW REPORT





To the Board of Directors and Shareholders telNETgo2000, Inc.
Phoenix, Arizona


We have reviewed the accompanying balance sheet of telNETgo2000, Inc. as of March 31, 2000 and the related statements of operations, changes in shareholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of telNetgo2000, Inc.

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

As discussed in Note 14, certain conditions indicate that the company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.


Moffitt & Company, P.C.
Scottsdale, Arizona

April 15, 2000




TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2000
(UNAUDITED)

  ASSETS

CURRENT ASSETS
    Cash and cash equivalents                    $3,220

     TOTAL ASSETS                                               $ 3,220

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
       Accounts payable                           $ 59,786
       Accrued royalty payable, Wayne Mullins     $ 89,500

            TOTAL CURRENT LIABILITIES                           $149,286

REDEEMABLE PREFERRED STOCK
          Non-cumulative, non-voting shares
          Par value $0.01 per share
          Authorized 5,000,000 shares
          Issued and outstanding - 6 shares                            0

CONTINGENCIES AND UNCERTAINTIES                                        0

SHAREHOLDERS' EQUITY (DEFICIT)
 Capital stock
 Preferred stock, convertible, non-cumulative
  voting shares
  Par value $0.01 per share
  Authorized 5,000,000 shares
  Issued and outstanding - 7,190 shares              72
  Common stock
  Par value $0.001 per share
  Authorized 75,000,000 non-cumulative voting shares
  Issued and outstanding - 3,445,272 share           3,445
  Paid in capital in excess of par value of stock    2,479,336
  Advance on stock subscription                     (2,500)
  Retained earnings (deficit)                       (477,376)
  Deficit accumulated during the development stage  (2,149,043)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                             (146,066)

TOTAL LIABILITIES AND SHAREHOLDERS
              EQUITY (DEFICIT)                                    $ 3,220



See Accompanying Notes and Independent Accountants' Review Report.
Page 2



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF
DEVELOPMENT)
TO MARCH 31, 2000
(UNAUDITED)

                                              January 1, 1989
                                             (Date of Inception of
                        Three Months          Development)to
                        Ended March 31,2000       March 31,2000


REVENUE                                     $ 0                   $ 0

COSTS AND EXPENSE
     Development costs, net           (197,073)             1,564,794
     Abandonment of assets                    0                584,249

     TOTAL COSTS AND EXPENSES               (197,073)             2,149,043

     NET INCOME (LOSS)                  $ 197,073          $( 2,149,043)

     NET (LOSS) PER COMMON SHARE

       Basic and diluted                   $ 0.06

     WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING

      Basic                             3,441,939

      Diluted                           4,408,564


See Accompanying Notes and Independent Accountants' Review Report.
Page 3



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
OF DEVELOPMENT) TO MARCH 31, 2000
(UNAUDITED)

                             Preferred Stock
                             (Convertible)            Common Stock
                            Shares        Amount         Shares       Amount

BALANCE, JANUARY 1, 1989
  (DATE OF INCEPTION OF
   DEVELOPMENT)                   0         $ 0      49,985,211     $ 1,979
    NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1989     0           0               0           0

      BALANCE, DECEMBER 31,1989   0           0      49,985,211       1,979

      NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1990     0           0               0           0

      BALANCE, DECEMBER 31,1990   0           0       49,985,211      1,979

      NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1991     0           0                0          0

      BALANCE, DECEMBER 31,1991   0           0       49,985,211      1,979

      NET LOSS FOR THE YEAR
      ENDED DECEMBER 31, 1992     0           0                0          0

      BALANCE, DECEMBER 31,1992   0           0       49,985,211      1,979

      NET LOSS FOR THE YEAR
      ENDED DECEMBER 31,1993      0           0                0          0

      BALANCE, DECEMBER 31,1993   0           0       49,985,211      1,979

      NET LOSS FOR THE YEAR
      ENDED DECEMBER 31,1994      0           0                0          0

      BALANCE, DECEMBER 31,1994   0           0       49,985,211      1,979

      NET LOSS FOR THE YEAR
      ENDED DECEMBER 31,1995      0           0                0          0

      BALANCE, DECEMBER 31,1995   0         $ 0       49,985,211    $ 1,979



See Accompanying Notes and Independent Accountants' Review Report.







   Paid in                                                       Deficit
   Capital                                                       Accumulated
   in Excess        Advance        Stock          Retained       During the
   of Par           on Stock       Subscription    Earnings       Development
   Value of Stock   Subscription   Receivable     (Deficit)      Stage



  $ 1,003,753         $ 0            $ 0           $(447,376)          $ 0


            0           0              0                    0       (47,037)

    1,003,753           0              0             (447,376)      (47,037)


            0           0              0                    0      (160,296)

    1,003,753           0              0             (447,376)     (207,333)


            0           0              0                     0     (111,886)

    1,003,753           0              0              (447,376)    (319,219)


           0            0              0                     0      (37,250)

   1,003,753            0              0              (447,376)    (356,469)


           0            0              0                     0      (52,882)

   1,003,753            0              0              (447,376     (409,351)


           0            0              0                     0      (39,250)

   1,003,753            0              0              (447,376)    (448,601)


           0            0              0                     0      (27,075)

 $ 1,003,753          $ 0            $ 0            $ (447,376)   $(475,676)

See Accompanying Notes and Independent Accountants' Review Report.
Page 4



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
OF DEVELOPMENT) TO MARCH 31, 2000
(UNAUDITED)


                         Preferred Stock
                         (Convertible)                     Common Stock
                          Shares       Amount          Shares        Amount

BALANCE AFTER REVERSE
   STOCK SPLIT -
   MARCH 1, 1996               0          $ 0          494,684          $ 0

MERGER OF INTERNATIONAL
LOTTERY PRODUCTIONS LTD.       0            0        1,596,893            0

ISSUANCE OF COMMON
STOCK FOR
     Cash                      0            0          118,000          118
     Royalties                 0            0           78,750            0

NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1996        0            0                0            0

BALANCE, DECEMBER 31, 1996     0            0        2,288,327        2,097

ISSUANCE OF PREFERRED
STOCK FOR CASH             3,690           37                0            0

ISSUANCE OF COMMON
STOCK FOR
Services rendered              0            0            6,200           62
     Cash                      0            0           15,000          150

NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1997        0            0                0            0

BALANCE, DECEMBER 31,1997  3,690         $ 37        2,309,527       $2,309

See Accompanying Notes and Independent Accountants' Review Report.




 Paid in                                                         Deficit
 Capital                                                         Accumulated
 in Excess        Advance         Stock            Retained      During the
 of Par           on Stock        Subscription     Earnings      Development
 Value of Stock   Subscription    Receivable       (Deficit)     Stage



$        0           $    0           $   0          $   0          $    0


         0                0               0              0               0



   147,382                0               0              0               0
         0                0               0              0               0


         0                0               0              0       ( 167,434)

 1,151,135                0               0       (477,376)       ( 643,110)


         0                0               0               0               0



     7,688                0               0               0               0
    34,850                0               0               0               0


         0                0               0               0        ( 74,748)

$1,193,673              $ 0             $ 0      $ (477,376)     $( 717,858)


See Accompanying Notes and Independent Accountants' Review Report.
Page 5




TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD FROM JANUARY 1, 1989 (DATE OF INCEPTION
OF DEVELOPMENT) TO MARCH 31, 2000
(UNAUDITED)

                               Preferred Stock
                                (Convertible)             Common Stock
                              Shares     Amount        Shares       Amount

ISSUANCE OF COMMON
STOCK FOR
 Cash, net of commission paid      0        $ 0        386,500       $ 387
 Services rendered                 0          0         50,000          50
 Directors' fee                    0          0        105,000         105

CORRECTION OF ISSUED
SHARES                             0          0          ( 900)        ( 1)

OUTSTANDING STOCK
OPTIONS                            0          0              0           0

ADVANCE ON STOCK
 SUBSCRIPTION                      0          0              0           0

NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1998            0          0              0           0


BALANCE, DECEMBER 31, 1998     3,690         37      2,850,127        2,850

CORRECTION OF ISSUED
SHARES                             0          0          ( 355)           0

ISSUANCE OF PREFERRED
STOCK FOR PENDING
PATENT                         3,500         35              0            0

ISSUANCE OF COMMON
STOCK FOR CASH, NET OF
COMMISSIONS PAID                   0          0        452,500          452

ISSUANCE OF COMMON STOCK
FOR ADVANCE ON STOCK
SUBSCRIPTION                       0          0          8,000            8

ISSUANCE OF COMMON
STOCK FOR DIRECTORS' FEE           0          0        115,000          115

NET LOSS FOR THE YEAR
ENDED DECEMBER 31, 1999            0          0              0            0

BALANCE, DECEMBER 31, 1999     7,190       $ 72      3,425,272       $3,425


See Accompanying Notes and Independent Accountants' Review Report.




Paid in                                                           Deficit
Capital                                                           Accumulated
in Excess       Advance        Stock          Retained            During the
of Par          on Stock       Subscription   Earnings            Development
Value of Stock  Subscription   Receivable    (Deficit)            Stage


$   627,464           $   0        $   0         $   0             $    0
     62,450               0            0             0                  0
    209,895               0            0             0                  0
          0               0            0             0                  0
    225,000               0            0             0                  0
          0           7,500            0             0                  0
          0               0            0             0          ( 913,893)
  2,318,482           7,500            0      (477,376)        ( 1,631,751)
          0               0            0             0                   0
          0               0            0             0                   0
    367,348               0            0             0                   0
      7,492         ( 7,500)     ( 2,500)            0                   0
      1,034               0            0             0                   0
          0               0            0             0           ( 714,365)
$ 2,694,356             $ 0     $( 2,500)    $(477,376)       $( 2,346,116)

See Accompanying Notes and Independent Accountants' Review Report.
Page 6



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD FROM JANUARY 1, 1989 (DATE OF INCEPTION
OF DEVELOPMENT) TO MARCH 31, 2000
(UNAUDITED)


                         Preferred Stock
                          (Convertible)                     Common Stock
                            Shares       Amount       Shares      Amount

ISSUANCE OF COMMON
STOCK FOR CASH                  0      $    0       20,000        $  20

RECISSION OF OUTSTANDING
STOCK OPTIONS                   0             0            0            0

NET INCOME FOR THE
THREE MONTHS ENDED
MARCH 31, 2000                  0             0            0            0

BALANCE, MARCH 31, 2000     7,190          $  72    3,445,272       $3,445

See Accompanying Notes and Independent Accountants' Review Report.



       Paid in                                                   Deficit
       Capital                                                   Accumulated
       in Excess        Advance       Stock          Retained    During the
       of Par           on Stock      Subscription   Earnings    Development
       Value of Stock   Subscription  Receivable    (Deficit)    Stage


       $  9,980            $  0          $   0          $   0       $     0
      ( 225,000)              0              0             0             0

              0               0              0             0        197,073

   $  2,479,336              $0       $( 2,500)   $ (477,376)   $( 2,149,043)


See Accompanying Notes and Independent Accountants' Review Report.
Page 7




TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
FOR THE PERIOD JANUARY 1, 1989
(DATE OF INCEPTION OF DEVELOPMENT)
TO MARCH 31, 2000
(U                                                     January 1, 1989
                                                      (Date of Inception of
                                             Three Months       Development
                                             Ended March 31,    to March 31,
                                             2000               2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                              $ 197,073    $( 2,149,043)
   Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
      Capital and stock issued for expenses
        and services                                      0         506,434
   Merger of International Lottery Productions Ltd.       0         527,608
      Abandonment of property and equipment and
      equipment lease security deposits                   0         584,249
   Recission of stock options                     ( 225,000)       (225,000)
   Changes in operating assets and liabilities:
       Accounts payable                            ( 20,609)         59,786
       Accrued royalty payable, Wayne Mullins        18,500          89,500

  NET CASH (USED) BY OPERATING ACTIVITIES           (30,036)       (606,466)

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Construction in process for gaming
       tables and computers                               0        (571,743)

NET CASH (USED) BY INVESTING ACTIVITIES                   0        (571,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of company stock        10,000       1,185,650
      Equipment lease security deposits                   0         (12,506)
      Advance on stock subscription                       0           7,500

NET CASH PROVIDED BY FINANCING ACTIVITIES            10,000       1,180,644

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                  $( 20,036)         $2,435

See Accompanying Notes and Independent Accountants' Review Report.
Page 8



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
FOR THE PERIOD JANUARY 1, 1989
(DATE OF INCEPTION OFDEVELOPMENT)
TO MARCH 31, 2000
(UNAUDITED)

                                                            January 1, 1989
                                                            (Date of
                                                            Inception of
                                          Three Months      Development)
                                          Ended March 31,   to March 31,
                                          2000              2000

CASH AND CASH EQUIVALENTS BALANCE AT
BEGINNING OF PERIOD                             $ 23,256             $ 785

CASH AND CASH EQUIVALENTS BALANCE AT
END OF PERIOD                                    $ 3,220            $ 3,220

SUPPLEMENTARY DISCLOSURE OF
CASH FLOW INFORMATION

     Interest paid                                    $ 0               $ 0

     Taxes paid                                       $ 0               $ 0

NON CASH INVESTING AND FINANCING ACTIVITIES

  Issuance of company stock for expenses and
  services                                             $ 0        $ 506,434

  Issuance of company stock for merger of
  International Lottery Productions Ltd.               $ 0        $ 527,608

  Recission of stock options                     $ 225,000        $ 225,000


See Accompanying Notes and Independent Accountants' Review Report.
Page 9



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Income (Loss) Per Share

   Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. In accordance with FASB 128, potentially dilutive warrants and options that would have an anti-dilutive effect on net loss per share are excluded.

Long Lived Assets

   Statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carry amount of the asset in question may not be recoverable.

See Accompanying Notes and Independent Accountants' Review Report.
Page 10



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Long Lived Assets (Continued)

         In 1999, the company expensed the following:

            Gaming tables                                         $ 571,239
            Cybernet lease                                           12,506
            Office equipment                                            504
                                                                  $ 584,249

NOTE 2   DEVELOPMENT STAGE OPERATIONS

As of March 31, 2000, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

FAS-7 requires that all development costs be expensed during the development period. The company expensed $27,927 less $225,000 recovery of development costs for the three months ended March 31, 2000 and $2,149,043 from January 1, 1989 (date of inception of development) to March 31, 2000.

NOTE 3    INCOME TAXES

          Income before income taxes                            $ 197,073

          The provision for income taxes is estimated as follows:
              Currently payable                                       $ 0
              Deferred                                                $ 0

A reconciliation of the provision for income taxes  compared
with the amounts at the U.S. Federal   Statutory rates is as
follows:    Tax at U.S. Federal Statutory income tax rates            $ 0

Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and
liabilities for financial reporting purposes and the basis
of ssuch assets and liabilities as measured by tax laws.
The net deferred tax assets is:                                       $ 0

See Accompanying Notes and Independent Accountants' Review Report.
Page 11



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

NOTE 3    INCOME TAXES (CONTINUED)

          Temporary differences and carry forwards that gave rise to deferred tax assets and liabilities included the following:
                                                       Deferred Tax Asset

          Deferred tax from development costs                   $ 743,000

          Valuation allowance                                           0

          Total deferred taxes                                  $ 743,000

          A reconciliation of the valuation
          allowance is as follows:

              Balance at January 1, 2000                         $ 812,363

              Used for the three months ended March 31, 2000        69,363

              Balance at March 31, 2000                          $ 743,000

NOTE 4    LICENSING AGREEMENT WITH RELATED PARTY

    The company has two licensing agreements with the company's Chief Executive Officer for the exclusive right to use the officer's patents and trade marks for the Trilogy Lotto game and the Electronic Sweepstake tickets.


     The first agreement provides:
        A.  1,310,000 common voting shares of stock
        B.  3,690 shares of convertible preferred shares, convertible at the rate of 1 convertible preferred share for 1,000 common shares beginning March 1, 1998 for each 1,000 new shares issued by the company. The shares eligible for conversion at March 31, 2000 is computed as follows:
                Shares outstanding at March 1, 1998              2,478,647
                Shares outstanding at March 31, 2000             3,445,272

                Shares eligible for conversion                     966,625

        C.  1 % royalty with minimum payments of $50,000.

See Accompanying Notes and Independent Accountants' Review Report.
Page 12



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

NOTE 4    LICENSING AGREEMENT WITH RELATED PARTY (CONTINUED)

          The second agreement provides:

          A. 3,500 shares of convertible preferred shares,convertible at the rate of 1 convertible preferred share for 1,000 common shares beginning January 2, 2000 for each 1,000 new shares issued by the company.

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

NOTE 6     CONVERTIBLE PREFERRED STOCK

    As part of the licensing agreements described in footnote number 4, the Chief Executive Officer received 7,190 shares of convertible, non-cumulative voting preferred shares of stock. These shares are convertible at the rate of one preferred share for 1,000 common shares for a total of 7,190,000 common shares. There is no expiration date on this option.

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

At March 31, 2000, the company was contingently liable to redeem $60,000 of preferred stock from 25% of pre-tax earnings.

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


See Accompanying Notes and Independent Accountants' Review Report.
Page 13



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
  MARCH 31, 2000
(UNAUDITED)

NOTE 8   INCENTIVE QUALIFIED EMPLOYEE STOCK OPTION PLAN  (CONTINUED)

         A summary of the stock options outstanding is as follows:
                                                                    Shares

                 Balance at January 1, 2000                        300,000
                 Board of director's recission of options to
                 previous Chief Operation Officer                  300,000

                      Balance at March 31, 2000                          0

NOTE 9   EXECUTIVE EMPLOYMENT AGREEMENTS


On December 17, 1999, the stockholders authorized the Board of Directors to enter an annual employment agreement with Wayne Mullins with the following terms:

        A. Reimburse Wayne Mullins for all corporation expenses paid by him personally.
        B. Provide a company vehicle and insurance with a monthly cost not exceeding $800 per month.
        C.   Medical insurance coverage.
        D. When the company has $1,000,000 capital on hand or the company begins to generate monthly sales of $25,000,whichever occur first, Mr. Mullins' one year employee agreement shall then be for a seven year term with an annual base salary of $104,000 together with an annual bonus of $10,000 for each $1,000,000 pre tax earnings generated to the company during a calendar year during the term of the employment agreement.
             Any increase in the base salary or bonus, if any, after the first year will be determined by the company's Board of Directors or the company's management committee or by a majority vote of the shareholders.

    The shareholders approve and instruct the directors to approve that, beginning upon the company having $1,000,000 capital on hand or the company begins to generate monthly sales of $25,000, whichever occur first, the company's Chief Executive Officer may enter into employment contracts of more than one year but not exceeding five years. Each employment agreement shall provide in part that, the annual base salary not exceed $104,000 without Board of Director approval. Any increase in the base salary, if any, after the first year will be determined by the company's Board of Directors or the company's Chief Executive Officer or the company's management committee. All expenses incurred in the performance with the duties as an officer, employee, consultant and director of the company may be paid or reimbursed by the company. The employee may be provided with a vehicle with full insurance coverage or up to $600 monthly auto and insurance allowance, and reasonable medical and dental plan/benefits. The employee may receive annual bonus of up to $5,000.

See Accompanying Notes and Independent Accountants' Review Report.
Page 14


TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

NOTE 9     EXECUTIVE EMPLOYMENT AGREEMENTS (CONTINUED)


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

NOTE 12    EXECUTIVE BONUSES

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


See Accompanying Notes and Independent Accountants' Review Report.
Page 15



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

NOTE 13     WARRANTS TO ACQUIRE COMMON STOCK

            The company has issued the following warrants:

                             Number        Price Per          Expiration
                          of Shares        Shares             Date

Series A warrants         505,000          $ 3.00             June 30, 2000
Series B warrants         505,000            7.00         December 31, 2000
Series C warrants          12,500            3.00             June 30, 2000
Series D warrants          12,500            7.00        December  31, 2000
Series E warrants         100,000            1.00             June 30, 2000
Series F warrants          90,000            1.00             June 30, 2000


NOTE 14    GOING CONCERN


These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statement shows that current liabilities exceed current assets by $172,066, a shareholders' deficiency of $172,066, and the company has no contracts for the sale of its products.

The company is developing a new product and is seeking additional financing to fund this project.

NOTE 15    CONTINGENCIES AND UNCERTAINTIES

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

The company believes that PGI and its software programers, subcontractors and other vendors including Industrial
Power Coating, Inc, which is owned by a former director of the company, failed to completely produce and deliver the fully developed and commercially.

See Accompanying Notes and Independent Accountants' Review Report.
Page 16



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

NOTE 15     CONTINGENCIES AND UNCERTAINTIES (CONTINUED)


            Phoenix Gaming International, Inc. (PGI) (Continued)

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

    Employment Contract to Michael Maledon

In 1998, the stockholders approved an employment contract for Michael Maledon. The contract was never consumated or signed. (Delaware law requires that all employment contracts in excess of one year must be in writing). In
1999, the stockholders retroactively rescinded the 1998 agreement. Michael Maledon states that the company owes him $197,283 of salary and expenses. The company's position is that a contract was never entered into and no funds are due.

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

It appears that the main thrust of the allegations of the threatened complaint are dependent upon the claims that in 1997-8 the six incorporators of ILP were induced to and paid $10,000 each to Wayne Mullins personally for his personal benefit, for a interest in his patent and for 40,000 common shares of ILP, when in fact, they each signed and initialed each page of the "Pre-Organizational Agreement" and the "Organizational Meeting". Both documents set forth all their rights and risks involved in investing into and forming a new corporation as the

See Accompanying Notes and Independent Accountants' Review Report.
Page 17



TELNETGO2000, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 MARCH 31, 2000
(UNAUDITED)

NOTE 15   CONTINGENCIES AND UNCERTAINTIES (CONTINUED)

          Threatened Litigation (Continued)


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

NOTE 16    UNAUDITED FINANCIAL INFORMATION

The accompanying financial information as of March 31, 2000 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

End of Financial Statements.

See Accompanying Notes and Independent Accountants' Review Report.
Page 18