Form 10-Q
period 2000-06-30
TELNET GO 2000 INC
filed 2000-08-16
CIK 94776

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

  ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934

                For the Quarter Ended June 30,2000
                    Commission File No. 0-6518


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


On June 30, 1999, there were 3,505,272 shares of common stock, .001 par value issued and outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

Exhibit A.                         Financial Data Schedule
                            (for the Quarter Ending June 30, 2000)


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

The Company is a public Trading company listed with the National Association of Securities Dealers Automated Quotation ("NASDAQ") System on the Bulletin Board, as "TELnet go 2000, Inc" with the trading symbol TNET, and formally listed as "Trilogy Gaming Corporation" with the trading symbol TGGC.


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

THE COMPANY'S AUTHORIZED CAPITAL

    75,000,000 Common non-cumulative voting shares, par value $0.001 per share, 5,000,000 Preferred non-cumulative voting shares, par value $0.01 per share 5,000,000 Preferred non-cumulative, non-voting shares, par value
$0.01 per share.

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Holders of common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore after preferred dividend payments have been paid to the Preferred shares.

THE BUSINESS OF THE COMPANY

SUMMARY OF PATENT LICENSE AGREEMENTS

The Company has from the patent owner, who is the CEO, President and majority shareholder of the Company, the exclusive license for the United States to patent #5,158,293, patent #2,128,150 for the trade name "Trilogy" collective referred to as the Trilogy tab/lotto type game and the TELnet World Lotto
Sweepstakes game.   Mr. Mullins granted the exclusive U. S. licensee agreement to the above to the Company, which licensee states in part that; Pursuant to the License Agreement, the Company is required to pay Mr. Mullins the following: 1% Royalties payments due and payable to Mr. Mullins by the end of each month for all royalties earned by the end of the preceding month along with an accurate accounting of all sales/revenues covered by the license agreement. Said minimum royalty payments are due December 31 of each year of the license agreement and payable to Mr. Mullins or his assigns on or before 30 days following each said minimum royalty payment due date, (ii) 1,310,00 common voting shares of Trilogy Gaming Corporation and (iii) 3,690 convertible non-voting preferred shares issued to Licensor. Said preferred shares shall be increased or decreased in proportion to the exact number of shares resulting from any and all stock splits of TGC or its successors common stock until all said preferred shares and splits there from have been issued to Licensor.
For each 1,000 new common shares issued by the Company, from time to time, Beginning March 1, 1998, said Preferred shares are convertible at the rate of "one Preferred share for 1,000 common shares" until all said preferred shares have been converted. The licensee Agreement renews annually providing the License is not in default.

Mr. Mullins is the inventor of the "Game with Multiple Incentives and multiple Levels of Game Play and combination Lottery Game With Time of Entry to Win Progressive Jackpot" (Patent Pending) Mr. Mullins filed a Patent Application for said game and licensed the game to the Company, which License states in part that:

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

INDIAN GAMING ACTIVITIES   (Former business activities of the Company)

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

The Company entered into an agreement with St Regis Indian Mohawk Tribe for 100 Trilogy Table games that allowed the Company to market its Trilogy game to the St. Regis license until the NIGC Class II classification could be obtained by the Company. The St. Regis Tribe was the only operating casino thatwould take this risk, contemplating that the game and the devise would eventually be classified as a class II operation.

The Casino Dealer for each Table would handle all the cash including the payment for the ticket and the use of Casino chips for the payment of certain winning tickets. The use of the table to dispense the Trilogy progressive ticket also created many new equipment communication requirements that had not been tested as of that time. An electronic BINGO scratcher game was designed on paper and Phoenix Gaming International Inc. of Las Vegas was assigned the task of creating the table from scratch. The use of the electronic buttons to the design of the specialty dispensers were all fabricated as the table was being developed. The actual production of the table and the bases was a difficult, time consuming and costly process. The table with the eye catching blue felt and blinking
BINGO lamps was very well received especially at the April, 1999  Indian
Gaming show in Tucson, Arizona. However, the real obstacle to the game design was the creation and implementation of the communication systems required to run the game individually and collectively. Each table was really eight stations, each station had to talk to each other and each table needed to talk to each other and each casino needed to talk to each other. This communication system although easily drawn on paper was not a easy task in the field. A communications company, Cybernet Ventures of Las Vegas, recommended by Phoenix Gaming to create and install the required computers, hubs, routers and T-1 communication lines turned out to be unqualified to complete the communication system. This not only cost a lot of lost time but was also very costly financially. The Company made all efforts to make the Trilogy bingo game operational at the St Regis.

During this time, early 1999, the weather in upper New York was the worst it has been in five years. The snowfall crippled the area causing extensive delays in the implementation. The implementation at the St. Regis Bingo Palace was laden with extensive delays due to faulty electric supply and general labor to complete the required tasks. The implementation was originally scheduled to be completed by the end of February, 1999. The actual first date that the game was ready to be kicked off was the end of April, 1999 but this only included four tables, this chang was the result of the extensive difficulties with the Company's vendors completely building, testing, and delivering ten commercially working Trilogy Bingo tables with complete produced and tested commercially working on site and off site Trilogy game communication systems.

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

During the later stages of the implementation, the St. Regis Tribal Council changed. The new Tribal Council begin to concentrate on class III gambling and because of all the delays and alleged confusion, canceled the Trilogy table contract and elected to removed the tables from the Mohawk Bingo Palace. The Company was informed of this decision, the tables were removed by the Tribe during July/August 1999 and placed in a storage facility on the reservation. Thus today the Company has received 9 non-commercially working tables, of which 7 are in storage on the reservation. Two are in storage in Phoenix, Arizona. PGI has represented to the Company that certain parts have been ordered from which there are 20 additional tables in various early stages of assembly.

The Company believes that, because Phoenix Gaming International Inc., (PGI) including its software programers, sub contractors, and other vendors (including Industrial Power Coating Inc.) failed to completely produce and
deliver as promised:   (a) fully developed, commercially debug and deliver
to the Company, the working Trilogy bingo game software, in-house game communications software and the wide-area communication software necessary to commercially operate the Trilogy bingo table game with multiply tables on-line within a location and on-line from multiply locations to the office of the Company. (b) failed to produce to the Company as contracted and paid for, 11 fully competed, commercially working Trilogy bingo pull tab table dispensing devices that store, dispense the game tickets, reads the game ticket dispensed and electronically plays the game on the tables, monitor the game via in-house and wide-area encrypted communications software over telephone lines to various telephone switching hubs and T-lines to the office of the Company. (c) after many months of field game, table and software designing and installation by PGI and significant dollars expended by the Company, PGI was able to only get the game to work on 4 of the 9 tables to work in part, but without the wide-area communication network software controlling the game and game security from the site location to the offices of the Company which is where the control of the game and accounting would rest. As a result thereof, the Company believes that PGI, directly and indirectly, caused the Company great financial loss, harm and damages. The Company plans to take legal action against PGI, its sub contractors and associate contractors and seek recovery of money paid for software, components, T-1 lines communications, installations, etc and damages.

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

PRESENT BUSINESS.   TELnet GO 2000 holds the exclusive U.S. license to the
patent for our TELnet Lotto Sweepstakes Game, a progressive jackpot for play over the Internet. Our objective is to partner with non-profit and charitable organizations and provide them with a secure, innovative new outlet for fundraising. Our Lotto Sweepstakes Game is a sweepstakes that will allow charities to enter the global market to promote and encourage ongoing contributions to their causes.

ITEM 2.   DESCRIPTION OF PROPERTIES

None

ITEM 3 .  LEGAL PROCEEDING

None

However; on May 6, 1999, The Company was provided with a draft of a threatened Complaint which alleges that six proposed plaintiffs were investors in International Lottery Productions, Ltd. "ILP" (which had 22 total shareholders), a predecessor company to Trilogy. The threatened complaint further alleges that ILP (incorporated in 1989, went out of business in 1993, resurrected and merged into Trilogy Gaming Corporation on March 7, 1996) and certain of its officers and directors made misrepresentations to the plaintiffs in connection with their investments in ILP. The threatened complaint also alleges that certain of the officers and directors of ILP and Trilogy breached their fiduciary duties to the shareholders of the respective corporations. The threatened complaint seeks compensatory and punitive damages, and further seeks to establish a constructive trust over the lottery game operated by Trilogy and all revenues it generates, in favor of the plaintiffs.

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

Following our receipt of the Draft Complaint, the Company's legal counsel has had several conversations with counsel for the potential plaintiffs. It is uncertain whether the potential plaintiffs will, in fact, file the threatened Complaint. The Company has entered into a tolling agreement with the plaintiffs in order to resolve the alleged allegations. The Company has been advised that good arguments exist that some or all of proposed plaintiff's threatened claims may contain false and misleading statements and fail to state a cause of action
and, therefore, may be subject to dismissal.   On June 27, 2000 the Company
terminated the Tooling Agreement.   At this early stage, however, we are unable
to predict what the ultimate outcome of this matter will be.

In June, 2000, the United States Securities and Exchange Commission began an inquiry on the company. The inquiry further states and advises the Company that, " Has the Commission determined that anyone has done anything wrong?
This investigation is a non-public, fact finding inquiry. We are trying to determine whether there have been any violations of the federal securities laws. The investigation and the subpoena do not mean that we have concluded that you or anyone else has broken the law. Also the investigation does not mean that we
have a negative opinion of any person, entity or security."   The company is
complying and providing the information requested by the SEC. The outcome of the inquiry is not known as of the date of this report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                               PART II

ITEM 5.    MARKET FOR COMMON EQUITY and RELATED SHAREHOLDERS MATTERS.

DECEASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS

None.

INCREASE IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS

None.

The following table shows the high and low bid prices for the company's common stock as reported by the NASDAQ electronic bulletin board (bulletin board Trilogy Gaming Corporation Ticker Symbol TGGC) for the Quarter ending December of, 1999 The Company started trading in the fourth quarter of 1998.

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

FIRST QUARTER ending MARCH 31, 2000          2.25                 0.62
SECOND QUARTER ending JUNE 30, 2000          1.37                 0.25

Approximate number of equity securities holders as of June 30, 2000: 575

DIVIDENDS: The Company paid no dividends in the years ended December 31, 1997, 1998, 1999.

RECENT SALE OF UNREGISTERED SECURITIES:

The operations of the Company ending 12/31/1999 were financed by selling 100 Units for 500,000 common shares of the Company's common stock for $2 per share, for $1,000,000. Each Unit is for $10,000 for 5,000 common shares for $2 per share and (1) one non detachable Series A warrant to purchase on or before 6/31/2000, 5,000 common shares for $3 per share and (1) one non detachable series B warrant to purchase on or before 12/31/2000, 5,000 common shares for $7 per share.  The Company placed 317,500 shares @  $2.00 each for a total of $ 635,000 for the year ended 12/31/98,  185,500 shares for $365,000 in the first half of 1999,  12,500 shares for $20,000 and  70,000 shares for
$35,000 during the third quarter ending September 30, 1999.   The Units were
sold by private placement to accredited investors only, pursuant to the "Model Accredited Investor Exemption" published by NASAA, which publication is available at www.nasaa.org:80/bluesky/guidlines/investorexemption.html.

The Company has or may issue the following Warrants to acquire Common Stock of the Company:

Series           Number of          Price per Warrant
                 Shares             Common Share             Expiration date

A                505,000             $3                      June 30, 2000
B                505,000             $7                      December 31, 2000
C                 12,500             $3                      January 31, 1999
D                 12,500             $7                      July 31, 2000
E                100,000             $1                      June 30, 2000
F                 90,000             $1                      June 30, 2000

As of the date of this 10-QSB submission, excluding the Series B warrants with the expiration date of December 31, 2000, none of the Series A through F warrants were exorcized pursuant to the warrant expiration date.

ITEM 6.      MANAGEMENTS DISCUSSIONS AND ANALYSIS or PLAN OF OPERATIONS.

SUMMARY OF OPERATIONS PLAN FOR 2000

MISSION STATEMENT:   To Launch the 1st "charity driven" Internet Lottery
Sweepstakes Game, designed to build to a $100,000,000 progressive jackpot, that could be played and instantly won on home computers word-wide, day and night, 365 days a year.

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

PRIZES offered in a sweepstakes of ten include a first or grand prize and one or more second, third, fourth, etc., prizes, with decreasing values. Sweepstakes winners may or may not be pre-selected.

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

OUR PRODUCT "TELnet World Lotto Sweepstakes Game" is Patented.

THE MARKET Gaming revenues for 1997 (US only) exceeded 638 Billion Dollars. (source, International Gaming & Wagering Business).

THE INTERNET (US only) 100 MILLION PEOPLE, about half of all adult Americans are using the internet, which is double from 2 years ago. Electronic commerce is a
tidal wave washing over the global economy.   Merrill Lynch predicts the number
of worldwide users will grow 21 percent annually, reaching 1.9 billion by 2009.
(Source. Walker@washpost.com    The Arizona Republic 8-3-00)

MEMBERSHIP BASE. In addition to various planed promotions, advertising, and word of mouth campaigns, TELnet GO 2000 will target partnering with Internet publishers that market banner ads over the Internet to build our sweepstakes charity Membership Base.

HOW TO BUILD A $100 MILLION JACKPOT. Assume when we begin our sweepstakes Charity fund-raising, we have 8,000 web partners collectively generating an average of 36 hits per day (288,000) to our www."worldlottosweepstakes.com " and 15 percent of these visitors, (5.4 people), become World Lotto Members and donate $10 to the charity of their choice, with this formula successfully in place and working, could by the 15th week, establish the Membership Base of 5Mmillion Members to generate our first $100million World Lotto Sweepstakes progressive jackpot.

The size of projected progressive jackpots are dependent on the number of members each making $10 charitable contributions, and on whether or not the progressive jackpot has been hit during any week all of which may vary from week to week. Our 1st Goal is 5 million members worldwide.

FORECASTED 1st 12 MONTHS of projected "Internet Member Base" for our Internet sweepstakes operations, with this above formula in place and successfully working, is to generate $5 million a week to our charity partners and $5 million
a week to the Company.    (These are assumptions of our forecasted marketing
goals and not intended as statements of attainment, happenings or facts).

THE 4th Quarter of 2000 or 1st Quarter of 2001 is our anticipated World Lotto Sweepstakes game internet launch target date. However, with unexpected delays and obstacles, this launch target date could be delayed for some time or indefinitely.

The Company has and may continue to conceive and review several different plans for raising operating capital to pursue the Company's proposed Internet World Lotto Sweepstakes operations. After discussions of some of our financial structural plans and analyzing the feedback of certain Preferred stock/revenue sharing/convertible terms outlined in those plans, lacked common shares in the unit structure, therefore the most likely plan the Company plans to pursue is outlined as follows:

TO LAUNCH OUR INTERNET SWEEPSTAKES, THE COMPANY WILL OFFER ONE THOUSAND (1,000) UNITS FOR $5,000 PER UNIT FOR $5,000,000.

EACH UNIT  ($5,000) SHALL CONSISTS OF:

1,000 SERIES A PREFERRED voting shares  PRICE $4.90 PER SHARE ($4,900)

2,000 COMMON VOTING SHARES    PRICE $0.05 PER SHARE     ($100)

SERIES A PREFERRED SHARES have Preferential Revenue Sharing Rights over the Common Shares and are Convertible:

REVENUE SHARING RIGHTS. 25% of quarterly earnings of the Company after all cost of operations' shall be divided equally among all issued and outstanding Preferred voting shares and paid equally to each issued and outstanding Preferred share holder of record until the Series A Preferred voting shares stated on the Series A Preferred certificate has been paid (pursuant to the Revenue Sharing Term) $5, at which time the Preferred Shares (pursuant to the Convertible Rights) are convertible into Common Stock.

REVENUE SHARING TERM. At such time that each holder ("Holder") of 1,000 Series A Preferred shares stated on the Series A Preferred Certificate (One Unit) has been paid $5 per share for a total of 100% of the UNIT Price ($5,000), all voting rights are terminated and no further shared revenue or dividends shall be distributed by the company to holders of Series A Preferred shares.

CONVERTIBLE RIGHTS. After such time said $5 per share for said total of $5,000 has been paid, and upon surrender to the Company of the Series A Preferred share certificate for a value not to exceed $5000, each holder of the 1,000 Series A Preferred shares stated thereon, shall have the right to convert the 1000 Series A Preferred Shares (I UNIT) to shares of the Company's Common Stock using the following formula: The number of shares shall be determined by dividing the original certificate value of $5000 by the number derived by taking 50% of the average of the previous 5 days "last Trade" price of the Company's common stock quoted on the OTC Bulletin Board. (Example: if the 5 day averaged price was $1, 50% would be 50 cents, then 1,000 Common shares at UNIT price of $5,000 divide by 50 cents, would convert for 2,500 common shares).

The Company, prior to accepting in writing a subscription agreement for the UNITS offered, may at its option at any time, change the price of the UNITS to the public, change the price of the common shares, the conversion ratio of the Preferred shares for common shares, oversubscribe the offering term or withdrew the offering, with or without notice.

REGISTRATION RIGHTS. Purchasers of Units may "piggy back" on all registration statements filed by the Company ending 12-31-2003.

SUBSCRIPTIONS will be accepted from "accredited investors" only, as defined under the 1933 Securities Act.

FORECASTED OPERATING BUDGET:

     From the sale of 1,000 UNITS, we expect to use the net proceeds approximately as follows:

     Offering exp.  $500,000
     Non accountable expenses of up to 5%        $250,000
     Develop World Lotto Sweepstake .com web site, game
     communication, software, hardware, etc  $1,000,000
     Marketing & advertising expense in order to develop our
     "World Lotto Sweepstakes.com " Brand  $2,000,000
     Accrued Royalty Payments and accounts payable (see financial
     statements)    185,000
     Working Capital     $1,065,000
     Total     $5,000,000


NOTE. As of the date of the filing of this 10-QSB submission, the Company has not sold any UNITS for Series A Preferred shares with revenue sharing and convertible rights with or without common shares.

ITEM  7.    FINANCIAL STATEMENTS AND EXHIBITS FILED

(A)  Financial Statements containing:

*    Report of Certified Public Accountants on Schedules as of
     6/30/00

*    Reviewed Balance Sheet ending 6/30/00

(a)  Statement of Operations from 12/31/1989 to 6/30/00
*    Reviewed Statement of Changes in Shareholders Equity as of 6/30/00
*    Reviewed Statement of Common Stock issued from 1/1/1989 ending 6/30/00
*    Reviewed Statement of Cash Flows from 1/1/1989 ending 6/30/00
*    Notes to Financial Statements ending 6/30/2000 (consisting of 18 Notes)

(B) No reports on Form 8-K have been filed during any quarter from 10-1-1977 to 3-31-2000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                               PART III

ITEM 9.    DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS.

At the Annual Meeting of the Shareholders of the Company and Directors meeting held on 12- 17- 1999;

Wayne Mullins was elected Director, President and CEO of the Company. Mr. Mullins accepted the nominations and shall hold office until his successor shall have been elected and qualified.

Tom Burns was elected Director, Secretary/Treasurer and Vice President of Marketing of the Company . Mr. Burns accepted the nominations and shall hold office until his successor shall have been elected and qualified.

Mr. Maledon was elected a Director of the Company. Mr. Maledon declined to accept his election to the Board.

At the special meeting of the Directors held on June 21, 2000, Mr. JR Steward was elected to the Board of Directors, Executive Vice President and Chief Operating Officer of the Company. Mr. Steward accepted the nominations and shall hold office until his successor shall have been elected and qualified.

At the special meeting of the Directors held on June 26, 2000, Mr. John Crockett was elected Chief Systems Officer of the Company. Mr. Crockett accepted the nominations and shall hold office until his successor shall have been elected
and qualified.  Wayne Mullins  age 63.  CEO/President and Director.   He is a
former Insurance Executive and inventor holding several patents. The United States Patent Office granted Mr. Mullins the registered trademark Trilogy
(and a patent for his Trilogy "Lotto game and method for playing same".
Mr. Mullins has licensed his patent, registered trademark and patent pending to the Company.

Tomas L, Burns  age 59, Vice President of marketing and Director. He is a
former:   Vice President of Operations of MicroAge, Senior Vice President of
Marketing of America West Airlines, Director of International Sales of Continental Airlines, Manager of Sales for UTA French Airlines.

John Randall Steward, Executive Vice President, COO, Director. Age 57.
Mr. Steward is former President & CEO of Kingston Industries, President of NationsNet, Inc., Vice President Marketing & Programming of Wireless Entertainment Systems, Inc., Vice President Marketing & Programming of Heritage Communications, Inc., Who's Who in Cable Television, Who's Who in American Business.

John Crockett, Chief Systems Officer. Age 43.   Mr. Crockett is former
President of Crockett and Associates, former President of NetValue Corporation, former Data Processing Controller and Manager of Non-Main frame Systems for PSC, Inc.

ITEM 10.    EXECUTIVE COMPENSATION AND REMUNERATION

The following table shows the compensation of each executive officer and significant employee commitments as of 8/1/99 for the 6 Months ending June/30/2000.

Name year, salary, Bonus, Restricted Securities all other
Principal Position Stock Underlying Compensation.

                        YEAR      Salary         Awards Options, Warrants
                                                 or other compensation
W Mullins
(ending June 30, 2000)   0         0                  $50,000
Royalties due 6/30/2000
Tom Burns
(ending June30, 2000)    0         0                        0
JR Steward
(ending June 30, 2000)   0         0                        0
John Crockett
(ending June 30, 2000)   0         0                        0

The following table shows the compensation of each executive officer and significant employee during the fiscal years ended December 31,1996, 1997, 1998, 1999 and 6 Months ending June 30, 2000.

Name and year salary, Bonus, Restricted Securities all other Principal Position Stock Underlying Compensation


YEAR           Salary       Award(s)        Options or other Compensation

Wayne Mullins, President\ CEO

2000              0                         ending 6/30/00 $6,600 Royalties
1999              0                         $29,000 Royalties
1998              0                         $39,000 Royalties
1997              0                         $17,750 Royalties
1996              0                         $22,276 Royalties
1999              0

Michael Maledon, COO\Secretary

1998              0          12,500               50,000
                        Secretary\Treasurer              1997
0
                        Secretary\Treasurer              1996
0

The Registrant has no annuity, pension or retirement benefits proposed to be paid to any of its officers or directors. There is no existing plan for the payment of such benefits.

ITEM 11.    PRINCIPAL SECURITY HOLDERS AND SECURITY HOLDERS OF MANAGEMENT.

Voting Securities owned of record or beneficially in excess of ten percent (10%) of the issued and outstanding stock of Registrant. Unless indicated otherwise below, the address for each listed director and officer is PO BOX 30310, Phoenix, Arizona 85046. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by that person that are exercisable within 60 days of July 30, 2000 but excludes shares of common stock underlying options held by any other person.
Percentage of beneficial ownership is based on 3,505,272 shares of common stock outstanding as of July 30, 2000.

Name of                               Shares of Percentage
If 1,026
preferred
shares
convert
for
Percentag
e
Beneficial                            common Stock
beneficially
common, 4,531,272 shares would be  beneficially
Owner                                 beneficially owned    owned
out, at which time beneficially owned   owned


Wayne
Mullins
(1)
1,290,000

     36%


     (3)
2,316,000


     51%
Tom Burns

     (2)
22,500

     .02
4%

     (2)
22,500


     .00
5%
All executive officers as
a group
(2
persons)

1,312,500

     37.
4%

     2,3
38,500


     51.
6%

(1) More than ten percent. (2) Less than 1 percent. (3) Includes 7,190 shares of Preferred shares are convertible into 7,190,000 shares of Common Stock at the rate of one share for each one new share issues by the Company. As of June 30, 2000, shares are eligible to convert are 1, 026 preferred for 1,026,000 common shares.

INSIDER SALE OF STOCK. In September of 1998 Wayne Mullins, President of the Company, deposited to his broker account 50,000 (4%) of his 1,265,000 shares with the intent to sale pursuant to Rule 144, Broker Transaction sale of his securities. Mr Mullins has withdrew 45,000 of those shares from his broker account and as of August 15, 2000, Mr. Mullins has not sold any of the 50,000 shares.

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

ITEM 13.    YEAR 2000 COMPLIANCE

The Company did not experienced any Y-2000 problems or difficulties, on any operating systems or programs that operates or has developed.

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-Q

None.

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

Dated this 10th  Day of August, 2000.

TELnet go 2000, Inc.

By:/s/ W. Mullins
       W. Mullins , President







                          TELNETGO2000, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                         FINANCIAL STATEMENTS
                             JUNE 30, 2000











                              TABLE OF CONTENTS

                                                           Page No.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT                        1

FINANCIAL STATEMENTS

       Balance Sheet                                          2

       Statements of Operations                               3

       Statement of Changes in Shareholders' Equity           4 - 7

       Statements of Cash Flows                               8 - 9

       Notes to Financial Statements                         10 - 19

                 INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Shareholders telNETgo2000, Inc.
Phoenix, Arizona


We have reviewed  the accompanying balance sheet of telNETgo2000, Inc.
as of June 30, 2000 and the related statements of operations, changes in shareholders' equity and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of telNETgo2000, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

July 15, 2000

                            TELNETGO2000, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET
                              JUNE 30, 2000
                               (UNAUDITED)

ASSETS

CURRENT ASSETS
       Cash and cash equivalents               $      122

          TOTAL ASSETS                                         $       122

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                        $   68,847
       Accrued royalty payable,
       Wayne Mullins                              114,500
       Loan payable, Wayne Mullins                  2,000
                                                ---------

   TOTAL CURRENT LIABILITIES                                  $    185,347

REDEEMABLE PREFERRED STOCK
       Non-cumulative, non-voting shares                                 0
          Par value $0.01 per share
          Authorized 5,000,000 shares
          Issued and outstanding - 6 shares                              0

CONTINGENCIES AND UNCERTAINTIES                                          0

SHAREHOLDERS' EQUITY (DEFICIT)
       Capital stock
       Preferred stock, convertible,
       non-cumulative voting shares
       Par value $0.01 per share
       Authorized 5,000,000 shares
       Issued and outstanding - 7,190 shares          72

        Common stock
          Par value $0.001 per share
           Authorized 75,000,000 non-
           cumulative voting shares
           Issued and outstanding -
           3,505,272 shares                        3,505
       Paid in capital in excess of par
       value of stock                          2,531,276
       Advance on stock subscription              (2,500)
       Retained earnings (deficit)              (477,376)
       Deficit accumulated during the
       development stage                      (2,240,202)

 TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                           (185,225)

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)        $     122


      See Accompanying Notes and Independent Accountants' Review Report.

                            TELNETGO2000, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
      FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                             TO JUNE 30, 2000
                                (UNAUDITED)


                                                               January 1, 1989
                                                                  (Date of
                                                               Inception of
                         Three Months     Six Months            Development)
                         Ended June 30,   Ended June 30,         to June 30,
                             2000             2000                   2000

REVENUE                  $       0        $         0            $         0

COSTS AND EXPENSES

Development costs, net      91,159           (105,914)             1,655,953
Abandonment of assets            0                  0                584,249

 TOTAL COSTS AND EXPENSES   91,159           (105,914)             2,240,202

NET INCOME (LOSS)        $ (91,159)      $    105,914           $ (2,240,202)

NET (LOSS) PER COMMON SHARE

    Basic and diluted    $   ( .03)      $       .03

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic              3,441,939           3,441,939

       Diluted            4,408,564           4,408,564


     See Accompanying Notes and Independent Accountants' Review Report.

                           TELNETGO2000, INC.
                    (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
                   OF DEVELOPMENT) TO JUNE 30, 2000
                              (UNAUDITED)


                          Preferred Stock
                           (Convertible)                   Common Stock
                         Shares      Amount           Shares          Amount

BALANCE, JANUARY 1, 1989
 (DATE OF INCEPTION OF
  DEVELOPMENT)               0    $        0       49,985,211     $     1,979
  NET LOSS FOR THE YEAR
   ENDED DECEMBER 31,1989    0             0                0               0

BALANCE, DECEMBER 31, 1989
                             0             0       49,985,211           1,979

NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 1990
                             0             0               0                0

BALANCE, DECEMBER 31, 1990
                             0             0       49,985,211           1,979

  NET LOSS FOR THE YEAR
     ENDED DECEMBER 31, 1991
                             0             0                0              0

BALANCE, DECEMBER 31, 1991
                             0             0       49,985,211          1,979

  NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 1992
                            0             0                0               0

BALANCE, DECEMBER 31, 1992
                            0             0       49,985,211            1,979

  NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 1993
                            0             0                0                0

BALANCE, DECEMBER 31, 1993
                            0             0       49,985,211            1,979

  NET LOSS FOR THE YEAR
     ENDED DECEMBER 31, 1994
                            0             0             0                  0

BALANCE, DECEMBER 31, 1994
                            0             0      49,985,211             1,979

  NET LOSS FOR THE YEAR
    ENDED DECEMBER 31, 1995
                            0             0              0                 0

BALANCE, DECEMBER 31, 1995
                            0     $       0      49,985,211       $    1,979

       Paid in                                                      Deficit
       Capital                                                   Accumulated
       in Excess         Advance         Stock        Retained   During the
       of Par            on Stock     Subscription    Earnings   Development
       Value of Stock    Subscription Receivable      (Deficit)     Stage

       $   1,003,753     $       0    $        0      $(447,376) $        0
                   0             0             0              0     (47,037)
           1,003,753             0             0       (447,376)    (47,037)

                   0             0             0              0    (160,296)
           1,003,753             0             0       (447,376)   (207,333)
                   0             0             0              0    (111,886)
           1,003,753             0             0       (447,376)   (319,219)
                   0             0             0              0     (37,250)
           1,003,753             0             0       (447,376)   (356,469)
                   0             0             0              0     (52,882)
           1,003,753             0             0       (447,376)   (409,351)
                   0             0             0              0     (39,250)
           1,003,753             0             0      ( 447,376)  ( 448,601)
                   0             0             0              0    ( 27,075)
     $     1,003,753   $         0   $         0   $  ( 447,376) $( 475,676)

                          TELNETGO2000, INC.
                    (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
            FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION
                  OF DEVELOPMENT) TO JUNE 30, 2000
                             (UNAUDITED)


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

       Paid in                                                   Deficit
       Capital                                                   Accumulated
       in Excess    Advance       Stock           Retained       During the
       of Par       on Stock      Subscription    Earnings       Development
  Value of Stock    Subscription  Receivable      (Deficit)      Stage

  $        0        $       0      $       0       $       0    $          0

           0                0              0               0               0


      147,382               0              0               0              0
            0               0              0               0              0

            0               0              0               0      ( 167,434)
    1,151,135               0              0       ( 477,376)     ( 643,110)


            0               0              0               0              0

        7,688               0              0               0              0
       34,850               0              0               0              0

            0               0              0               0       ( 74,748)

  $ 1,193,673      $        0    $         0      $( 477,376)   $ ( 717,858)

                          TELNETGO2000, INC.
                    (A DEVELOPMENT STAGE COMPANY)
        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
         FOR THE PERIOD FROM JANUARY 1, 1989 (DATE OF INCEPTION
                   OF DEVELOPMENT) TO JUNE 30, 2000
                            (UNAUDITED)


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

NET LOSS FOR THE YEAR
ENDED DECEMBER 31,1998
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

      Paid in                                                      Deficit
      Capital                                                      Accumulated
      in Excess       Advance       Stock           Retained       During the
      of Par          on Stock      Subscription    Earnings       Development
      Value of Stock  Subscription  Receivable      (Deficit)      Stage

     $   627,464      $        0    $         0     $         0    $        0
          62,450               0              0               0             0
         209,895               0              0               0             0

               0               0              0               0             0

         225,000               0              0               0             0

               0           7,500              0               0             0

               0               0              0               0     ( 913,893)
       2,318,482           7,500              0        (477,376)   (1,631,751)

               0              0               0               0             0


               0              0               0               0             0


          367,348             0               0               0             0

            7,492       ( 7,500)        ( 2,500)              0             0

            1,034             0               0               0             0

                0             0               0               0     ( 714,365)

  $     2,694,356   $         0    $     (2,500)    $ ( 477,376)  $(2,346,116)

                            TELNETGO2000, INC.
                     (A DEVELOPMENT STAGE COMPANY)
         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
          FOR THE PERIOD FROM JANUARY 1, 1989 (DATE OF INCEPTION
                     OF DEVELOPMENT) TO JUNE 30, 2000
                              (UNAUDITED)


                      Preferred Stock
                      (Convertible)                    Common Stock
                      Shares          Amount     Shares          Amount

ISSUANCE OF COMMON
 STOCK FOR CASH           0       $        0     20,000    $          20

RECISSION OF OUT-
 STANDING STOCK
  OPTIONS                 0                0          0                0

FAIR MARKET VALUE OF
  SERVICES PERFORMED      0                0          0                0

JUNE 20, 2000 ISSUED STOCK
  FOR SERVICES            0                0     60,000               60

LESS COST OF FINANCING
   STOCK ISSUED           0                0          0                0

NET INCOME FOR THE
 SIX MONTHS ENDED
 JUNE 30, 2000            0                0          0                0

BALANCE, JUNE 30, 2000
                      7,190     $         72    3,505,272     $     3,505

      Paid in                                                      Deficit
      Capital                                                      Accumulated
      in Excess        Advance       Stock         Retained       During the
      of Par           on Stock      Subscription  Earnings       Development
      Value of Stock   Subscription  Receivable    (Deficit)      Stage

      $     9,980       $       0    $         0    $       0    $         0


        ( 225,000)              0              0            0              0

           52,000               0              0            0              0

           14,940               0              0            0              0

         ( 15,000)              0              0            0              0

                0               0              0            0        105,914

     $  2,531,276       $       0    $    (2,500)   $(477,376)  $( 2,240,202)

                          TELNETGO2000, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
      FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                             TO JUNE 30, 2000
                                (UNAUDITED)


                                                              January 1, 1989
                                                                 (Date of
                                                               Inception of
                                  Six Months                   Development)
                                  Ended June 30,                to June 30,
                                      2000                         2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                  $      105,914             $  (2,240,202)
  Adjustments to reconcile net
  income (loss) to net cash (used)
  by operating activities:
   Capital and stock issued for
      expenses and services                     0                   506,434
  Merger of International Lottery
   Productions Ltd.                             0                   527,608
  Abandonment of property and
  equipment and equipment lease
  security deposits                             0                   584,249
  Fair market value of services
   performed                               52,000                    52,000
  Recission of stock options            ( 225,000)                ( 225,000)
  Changes in operating assets
     and liabilities:
       Accounts payable                  ( 11,548)                   68,847
       Accrued royalty payable,
       Wayne Mullins                       43,500                   114,500

  NET CASH (USED) BY OPERATING
         ACTIVITIES                      ( 35,134)                ( 611,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction in process for
     gaming tables and computers                0                 ( 571,743)

NET CASH (USED) BY INVESTING
      ACTIVITIES                                0                 ( 571,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
       company stock                       10,000                 1,185,650
       Equipment lease security
         deposits                               0                 (  12,506)
Advance on stock subscription                   0                     7,500
   Loan from Wayne Mullin                   2,000                     2,000

NET CASH PROVIDED BY FINANCING
       ACTIVITIES                          12,000                 1,182,644

NET (DECREASE) IN CASH AND
    CASH EQUIVALENTS                $    ( 23,134)         $          ( 663)

                             TELNETGO2000, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
      FOR THE PERIOD JANUARY 1, 1989 (DATE OF INCEPTION OF DEVELOPMENT)
                             TO JUNE 30, 2000
                                (UNAUDITED)


                                                            January 1, 1989
                                                                (Date of
                                                              Inception of
                              Six Months                      Development)
                              Ended June 30,                   to June 30,
                              2000                                2000

CASH AND CASH EQUIVALENTS BALANCE AT
   BEGINNING OF PERIOD        $         23,256    $         785

CASH AND CASH EQUIVALENTS BALANCE AT
   END OF PERIOD              $            122    $         122

SUPPLEMENTARY DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid          $              0    $           0

       Taxes paid             $              0    $           0

NON CASH INVESTING AND FINANCING
   ACTIVITIES

    Issuance of company stock
    for expenses and services     $         0    $      506,434

       Issuance of company stock for merger of
          International Lottery
          Productions Ltd.        $         0    $      527,608

                               TELNETGO2000, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2000
                                (UNAUDITED)


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

                         TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2000
                            (UNAUDITED)


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

NOTE 2    DEVELOPMENT STAGE OPERATIONS

As of June 30, 2000, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

The company expensed $119,086 less $225,000 recovery of development costs for the six months ended June 30, 2000 and $2,240,202 from January 1, 1989 (date of inception of development) to June 30, 2000.

NOTE 3    INCOME TAXES

          Income before income taxes                $        105,914

The provision for income taxes is estimated as follows:
          Currently payable                         $              0
          Deferred                                  $              0

      A reconciliation of the provision for income taxes
      compared with the amounts at the U.S. Federal
      Statutory rates is as follows:
      Tax at U.S. Federal Statutory income tax rates     $            0

  Deferred income tax assets and liabilities reflect the
  impact of temporary differences between amounts
  of assets and liabilities for financial reporting
  purposes and the basis of such assets and liabilities
  as measured by tax laws.  The net deferred tax assets
  is:                                                    $            0

                        TELNETGO2000, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2000
                           (UNAUDITED)


NOTE 3    INCOME TAXES (CONTINUED)

          Temporary differences and carry forwards that gave rise to deferred tax assets and liabilities included the following:

                                                   Deferred Tax Asset

          Deferred tax from development costs          $     757,000
          Valuation allowance                                757,000
          Total deferred taxes                         $           0

A reconciliation of the valuation allowance is as follows:

          Balance at January 1, 2000                   $     812,363

          Used for the six months ended June
         30, 2000                                             55,363

          Balance at June 30, 2000                     $     757,000


NOTE 4    LICENSING AGREEMENT WITH RELATED PARTY

          The company has two licensing agreements with the company's Chief Executive Officer for the exclusive right to use the officer's patents and trade marks for the Trilogy Lotto game and the Electronic Sweepstake tickets.

The first agreement provides:

     A.   1,310,000 common voting shares of stock

     B. 3,690 shares of convertible preferred shares, convertible at the rate of 1 convertible preferred share for 1,000 common shares beginning March 1, 1998 for each 1,000 new shares issued by the company. The shares eligible for conversion at June 30, 2000 is computed as follows:

             Shares outstanding at March 1, 1998            2,478,647
             Shares outstanding at June 30, 2000            3,505,272

             Shares eligible for conversion                 1,026,625

          C.   1 % royalty with minimum payments of $50,000.

                         TELNETGO2000, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000
                              (UNAUDITED)


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

          At June 30, 2000, the company was contingently liable to redeem $60,000 of preferred stock from 25% of pre-tax earnings.

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

                        TELNETGO2000, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2000
                          (UNAUDITED)


NOTE 8    INCENTIVE QUALIFIED EMPLOYEE STOCK OPTION PLAN (CONTINUED)

          A summary of the stock options outstanding is as follows:

                                                                   Shares

               Balance at January 1, 2000                         300,000
               Board of director's recission
               of options to previous Chief Operation Officer     300,000

                   Balance at June 30, 2000                             0

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

                          TELNETGO2000, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000
                              (UNAUDITED)

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

At June 30, 2000, the company recorded, as additional paid in capital, the fair market value of services performed in the amount of $52,000.

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

NOTE 12   EXECUTIVE BONUSES

     The shareholders approve that, the Board of Directors and the Chief Executive Officer and Secretary of the company are authorized and instructed that; The Chief Executive Officer,

                         TELNETGO2000, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2000
                           (UNAUDITED)


NOTE 12   EXECUTIVE BONUSES (CONTINUED)

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

NOTE 13   WARRANTS TO ACQUIRE COMMON STOCK

         The company has issued the following warrants:

                       Number          Price Per       Expiration
                     of Shares          Shares           Date

Series A warrants      505,000       $      3.00        June 30, 2000
Series B warrants      505,000              7.00        December 31, 2000
Series C warrants       12,500              3.00        June 30, 2000
Series D warrants       12,500              7.00        December 31, 2000
Series E warrants      100,000              1.00        June 30, 2000
Series F warrants       90,000              1.00        June 30, 2000
Warrant No. 2000-01     40,000      5 day averages      June 1, 2003

NOTE 14   GOING CONCERN

    These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statement shows that current liabilities exceed current assets by $185,225, a shareholders' deficiency of $185,225, and the company has no contracts for the sale of its products.

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

                          TELNETGO2000, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2000
                            (UNAUDITED)

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

The company believes that PGI and its software programers, subcontractors and other vendors including Industrial Power Coating, Inc, which is owned by a former director of the company, failed to completely produce and deliver the fully developed and commercially acceptable commercially working Trilogy Bingo Game tables and software. As a result, the company believes that PGI, directly and indirectly, caused the company great financial loss, harm and damages. The company's position is that it overpaid the vendors and will not pay any of the alleged payables. The company plans to take legal action against PGI, its subcontractors and associate contractors and seek recovery of money paid for software, components, T-1 lines/communications, installations, etc. and damages.

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

                         TELNETGO2000, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2000
                            (UNAUDITED)


NOTE 15   CONTINGENCIES AND UNCERTAINTIES (CONTINUED)

     Threatened Litigation (Continued)

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

NOTE 16   PRIVATE PLACEMENT SITE HOSTING AGREEMENTS

On June 1, 2000, the company entered into an accredited investor site with NVST.com, Inc. NVST.com, Inc. has a data base of 1,000+ listed accredited investors that they match with companies listed with NVST who are seeking capital by private placements and other investments.

The company's registration agreement with NVST requires that the company must pay a fee of $995 and issued warrants for 40,000 shares of its company stock. The warrants expire on June 1, 2003 and can be exercised at a price based on the last five day trades and 120 days from June 1, 2000.

On June 20, 2000, the company entered into an internet site hosting agreement with Premiere Equities Inc. for the purpose of selling, on a best efforts bases, 1,000 units of convertible preferred stock at $5,000 per unit. The company's costs for this agreement are:

     1. Signing fee for contract and web designing to accommodate the electronic subscription of units to the private placement - 30,000 unrestricted common shares of the company. An individual stockholder, not an officer, director or affiliate, paid the 30,000 share obligation for the company to complete the agreement.The company reimbursed the shareholder with two restricted shares for each one

                             TELNETGO2000, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2000
                                 (UNAUDITED)


NOTE 16   PRIVATE PLACEMENT SITE HOSTING AGREEMENTS (CONTINUED)

unrestricted share given by the shareholder. The company valued the 60,000 shares issued at 0.25 cents per share.

2.   Subscription transfer fee - $500 per unit


NOTE 17   UNAUDITED FINANCIAL INFORMATION

The accompanying financial information as of June 30, 2000 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 18   UNITED STATES SECURITIES AND EXCHANGE COMMISSION INQUIRY

In June, 2000, the United States Securities and Exchange Commission began an inquiry on the company. The company is complying and providing the information requested by the SEC. The outcome of the inquiry is not known as of the date of this report.